Form 10-Q
period 2021-06-30
Leo Holdings Corp. II
filed 2021-08-16
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to ____________

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
As of August 13, 2021,
37,500,000 Class A ordinary shares, par value $0.0001 per share, and 9,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Leo Holdings Corp. II
Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
LEO HOLDINGS CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$623,990	$—
Prepaid expenses	684,488	16,771

Total current assets	1,308,478	16,771
Investments held in Trust Account	375,014,179	—
Deferred offering costs associated with the initial public offering	—	381,478

Total Assets	$376,322,657	$398,249

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$78,130	$—
Accrued expenses	122,700	245,000
Note payable - related party	—	162,127

Total current liabilities	200,830	407,127
Deferred underwriting commissions	13,125,000	—
Warrant liabilities	15,560,417	—

Total liabilities	28,886,247	407,127
Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 34,243,640 shares subject to possible redemption at $10.00 per share as of June 30, 2021	342,436,400	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,256,360 shares issued and outstanding (excluding 34,243,640 shares subject to possible redemption) as of June 30, 2021	326	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 and 10,062,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)	937	1,006
Additional paid-in capital	9,109,906	23,994
Accumulated deficit	(4,111,159)	(33,878)

Total shareholders’ equity (deficit)	5,000,010	(8,878)

Total Liabilities and Shareholders’ Equity (Deficit)	$376,322,657	$398,249

(1)
As of December 31, 2020, included up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 12, 2021, the underwriters partially exercised the over-allotment option; thus, 687,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Operating expenses
General and administrative expenses	$198,826	$628,447
Administrative fee - related party	29,795	56,247

Loss from operations	(228,621)	(684,694)
Other income (expenses):
Change in fair value of warrant liabilities	(3,529,167)	(2,981,250)
Offering costs associated with issuance of warrants	—	(425,516)
Net gain from investments held in Trust Account	9,452	14,179

Net loss	$(3,748,336)	$(4,077,281)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	37,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,375,000	9,337,017

Basic and diluted net loss per share, Class B ordinary shares	$(0.40)	$(0.44)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(33,878)	$(8,878)
Sale of units in initial public offering, less fair value of warrant liabilities for public warrants	37,500,000	3,750	—	—	367,683,750	—	367,687,500
Offering costs	—	—	—	—	(20,898,264)	—	(20,898,264)
Excess cash received over the fair value of the private warrants	—	—	—	—	4,733,333	—	4,733,333
Class B ordinary shares forfeited	—	—	(687,500)	(69)	69	—	—
Class A ordinary shares subject to possible redemption	(34,618,474)	(3,462)	—	—	(346,181,278)	—	(346,184,740)
Net loss	—	—	—	—	—	(328,945)	(328,945)

Balance - March 31, 2021 (unaudited)	2,881,526	288	9,375,000	937	5,361,604	(362,823)	5,000,006
Class A ordinary shares subject to possible redemption	374,834	38	—	—	3,748,302	—	3,748,340
Net loss	—	—	—	—	—	(3,748,336)	(3,748,336)

Balance - June 30, 2021 (unaudited)	3,256,360	$326	9,375,000	$937	$9,109,906	$(4,111,159)	$5,000,010

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

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(4,077,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	2,981,250
Offering costs associated with issuance of warrants	425,516
Net gain from investments held in Trust Account	(14,179)
Change in operating assets:
Prepaid expenses	(667,717)
Accounts payable	78,130
Accrued expenses	37,700

Net cash used in operating activities	(1,236,581)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(375,000,000)

Net cash used in investing activities	(375,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	6,604
Repayment of note payable to related party	(168,731)
Proceeds received from initial public offering, gross	375,000,000
Proceeds received from private placement	10,000,000

Offering costs paid	(7,977,302)

Net cash provided by financing activi t ies	376,860,571
Net change in cash	623,990
Cash - beginning of the period	—

Cash - end of the period	$623,990

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000

Deferred underwriting commissions	$13,125,000

Forfeiture of Class B ordinary shares	$69

Initial value of Class A ordinary shares subject to possible redemption	$346,074,800

Change in value of Class A ordinary shares subject to possible redemption	$(3,638,400)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.
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
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $375.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3)
and (d)(4) of Rule 2a-7 of the Investment
Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes paid or payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $624,000 in its operating bank account and working capital of approximately $1.1 million.
The Company’s liquidity needs through Initial Public Offering have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note 4). The Company repaid the Note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). To date, there were no amounts outstanding under any Working Capital Loan.
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
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future periods.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a m
a
turity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic
815-40,
Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC
815-40”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company accounts for its warrants issued in connection with its Initial Public Offering and Private Placement, as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The initial fair value of warrants issued in connection with the Private Placement has been estimated using a Monte-Carlo simulation. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred should disclose the expense here since it is not discussed anywhere else, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 34,243,640 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Ordinary Share
The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on investments held in Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator:
Net gain from investments held in Trust Account	$9,452	$14,179

Net income attributable to Class A ordinary shares	$9,452	$14,179
Denominator:
Weighted average shares outstanding of Class A ordinary shares , basic and diluted	37,500,000	37,500,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator:
Net loss	$(3,748,336)	$(4,077,281)
Less: Net loss attributable to Class A ordinary shares	(9,452)	(14,179)

Net loss attributable to Class B ordinary shares	$(3,757,788)	$(4,091,460)
Denominator:
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,375,000	9,337,017

Basic and diluted net loss per share, Class B ordinary shares	$(0.40)	$(0.44)

Recent Accounting Pronouncements
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
The C
ompany’s management does not believe that any other recently issued, but not yet effective, accounting standards up dates, if currently adopted, would have a material effect on the accompanying financial statements.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
This Note was non-interest bearing and payable
upon the completion of the Initial Public Offering. As of January 12, 2021, the Company borrowed approximately $169,000 under the Note. The Company repaid the Note in full on January 19, 2021. Subsequent to the repayment, the facility was no longer available to the Company.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid approximately $30,000 and $56,000 in expenses in connection with such services during the three and six months ended June 30, 2021, as reflected in the accompanying unaudited condensed statements of operations, respectively.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 —Warrants
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as d
e
scribed in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
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
Note 8 — Shareholders’ Equity
Preference Shares
 — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no Preference Shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 37,500,000 Class A ordinary shares outstanding, including 34,243,640 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets.
Class
 B Ordinary Shares
 — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 9,375,000 and 10,062,500 Class B ordinary shares outstanding, respectively (see Note 5).
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$375,014,179	$—	$—	$375,014,179
Liabilities:
Warrant liabilities - public warrants	$9,093,750	$—	$—	$9,093,750
Warrant liabilities - private warrants	$—	$—	$6,466,667	$6,466,667
As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Warrants is determined using a Monte-Carlo simulation model. For the three and six months ended June 30, 2021, the Company recognized a decrease in the fair value of warrant liabilities of approximately
$3.5 million and $3.0 million, respectively, presented on the accompanying condensed statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,579,167
Public Warrants transferred to Level 1	(7,312,500)
Change in fair value of warrant liabilities	(266,667)

Warrant liabilities at March 31, 2021	5,000,000
Change in fair value of warrant liabilities	1,466,667

Warrant liabilities at June 30, 2021	$6,466,667

The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2021	January 12, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.72	$9.80
Term (in years)	5.75	5.97
Volatility	15.30%	14.20%
Risk-free interest rate	0.99%	0.66%
Dividend yield	—	—
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except as set forth above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $624,000 in our operating bank account and working capital of approximately $1.1 million.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net loss of approximately $3.7 million, which consisted of approximately $199,000 general and administrative expenses, approximately $30,000 in related party administrative fee and a loss of approximately $3.5 million in change in the fair value of warrant liabilities, partially offset by approximately $9,000 of net gain on the investments held in the Trust Account.
For the six months ended June 30, 2021, we had net loss of approximately $4.1 million, which consisted of approximately $629,000 general and administrative expenses, approximately $56,000 in related party administrative fee, a loss of approximately $3.0 million in change in the fair value of warrant liabilities, and approximately $426,000 of offering costs associated with issuance of warrants, partially offset by approximately $14,000 of net gain on the investments held in the Trust Account.

Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $30,000 and $56,000 in expenses in connection with such services during the three and six months ended June 30, 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations.
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
Critical Accounting Policies
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 34,243,640 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheets.

Net Income (Loss) per Ordinary Share
Our unaudited condensed statements of operations includes a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on investments held in Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic
815-40,
Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC
815-40”).
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We account for warrants issued in connection with its Initial Public Offering and Private Placement, as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model at each measurement date and subsequently been measured based on the market price when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Recent Accounting Pronouncements
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
Ma
nagement does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial s tatement.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public, private warrants and units associated with our Forward Purchase Agreement as components of equity instead of derivative liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form
10-Q
for the period ended March 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the condensed financial statements contained in this Form
10-Q
filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of the previously filed financial statements, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plan included providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form
10-K
filed with the SEC on March 31, 2021 and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 10, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
Use of Proceeds
On January 12, 2021, we consummated its Initial Public Offering of 37,500,000 Units, including 2,500,000 additional Units to partially cover over-allotments. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $375.0 million. Each Unit consists of one Class A ordinary share and one-fourth
of one redeemable warrant. Each warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The securities sold in the offering were registered under the Securities Act on registration statement on Form
S-1
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	LEO HOLDINGS CORP. II

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	President and Chief Executive Officer (Principal Executive Officer)