Form 10-Q
period 2021-09-30
Leo Holdings Corp. II
filed 2021-11-12
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
12
, 2021, 37,500,000 Class A ordinary shares, par value $0.0001 per share, and 9,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Leo Holdings Corp. II
Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 1, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from September 1, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 1, 2020 (Inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
LEO HOLDINGS CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$447,622	$—
Prepaid expenses	566,604	16,771

Total current assets	1,014,226	16,771
Investments held in Trust Account	375,023,633	—
Deferred offering costs associated with the initial public offering	—	381,478

Total Assets	$376,037,859	$398,249

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$74,716	$—
Accounts payable - related party	23,345	—
Accrued expenses	128,500	245,000
Note payable - related party	—	162,127

Total current liabilities	226,561	407,127
Deferred underwriting commissions	13,125,000	—
Warrant liabilities	10,266,667	—

Total liabilities	23,618,228	407,127
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 37,500,000 and 0 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	375,000,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized ; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 and 10,062,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)	937	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(22,581,306)	(33,878)

Total shareholders’ deficit	(22,580,369)	(8,878)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$376,037,859	$398,249

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

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months Ended	For the Nine Months Ended	September 1, 2020 (Inception)
	September 30, 2021	September 30, 2021	through September 30, 2020
Operating expenses
General and administrative expenses	$276,638	$905,085	$11,885
General and administrative expenses - related party	43,345	99,592	—

Loss from operations	(319,983)	(1,004,677)	(11,885)
Other income (expenses):
Change in fair value of warrant liabilities	5,293,750	2,312,500	—
Offering costs associated with issuance of warrants	—	(425,516)	—
Net gain from investments held in Trust Account	9,454	23,633	—

Net income (loss)	$4,983,221	$905,940	$(11,885)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	35,989,011	—

Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.02	$—

Weighted average shares outstanding of Class B ordinary shares, basic	9,375,000	9,349,817	8,750,000

Weighted average shares outstanding of Class B ordinary shares, diluted	9,375,000	9,375,000	—

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$0.02	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(33,878)	$(8,878)
Excess cash received over the fair value of the private warrants	—	—	—	—	4,733,333	—	4,733,333
Class B ordinary shares forfeited	—	—	(687,500)	(69)	69	—	—
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,757,396)	(23,453,368)	(28,210,764)
Net loss	—	—	—	—	—	(328,945)	(328,945)

Balance - March 31, 2021 (unaudited)	—	—	9,375,000	937	—	(23,816,191)	(23,815,254)
Net loss	—	—	—	—	—	(3,748,336)	(3,748,336)

Balance - June 30, 2021 (unaudited)	—	—	9,375,000	937	—	(27,564,527)	(27,563,590)
Net income	—	—	—	—	—	4,983,221	4,983,221

Balance - September 30, 2021 (unaudited)	—	$—	9,375,000	$937	$—	$(22,581,306)	$(22,580,369)

For the Period from September 1, 2020 (Inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - September 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(11,885)	(11,885)

Balance - September 30, 2020 (unaudited)	—	$—	10,062,500	$1,006	$23,994	$(11,885)	$13,115

(1)
As of September 30, 2020 and December 31, 2020, included up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 12, 2021, the underwriters partially exercised the over-allotment option; thus, 687,500 shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Nine Months Ended	September 1, 2020 (Inception)
	September 30, 2021	through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$905,940	$(11,885)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,312,500)	—
Offering costs associated with issuance of warrants	425,516	—
Net gain from investments held in Trust Account	(23,633)	—
Change in operating assets:
Prepaid expenses	(549,833)	(13,115)
Accounts payable	74,716	—
Accounts payable - related party	23,345	—
Accrued expenses	43,500	—

Net cash used in operating activities	(1,412,949)	(25,000)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(375,000,000)	—

Net cash used in investing activities	(375,000,000)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	6,604	—
Repayment of note payable to related party	(168,731)	—
Proceeds received from initial public offering, gross	375,000,000	—
Proceeds received from private placement	10,000,000	—
Offering costs paid	(7,977,302)	25,000

Net cash provided by financing activities	376,860,571	25,000

Net change in cash	447,622	—
Cash - beginning of the period	—	—

Cash - end of the period	$447,622	$—

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000	$175,000

Offering costs included in accounts payable	$—	$8,000

Offering costs included in note payable	$—	$23,690

Deferred underwriting commissions	$13,125,000	$—

Forfeiture of Class B ordinary shares	$69	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Organization and General
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $448,000 in its operating bank account and working capital of approximately $788,000.
The Company’s liquidity needs through Initial Public Offering have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note
5
). The Company repaid the Note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note
5
). To date, there were no amounts outstanding under any Working Capital Loan.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future periods.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net intangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5.5 million in additional paid-in
capital and an increase of approximately $23.5 million to accumulated deficit, as well as a reclassification of 2,892,520 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on January 19, 2021, and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021, is a reclassification of $28.8 million and $32.6 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred should disclose the expense here since it is not discussed anywhere else, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption
upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months
.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 16,041,667 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income - basic	$3,986,577	$996,644	$719,116	$186,824
Allocation of net income - diluted	$3,986,577	$996,644	$718,717	$187,223
Denominator:
Weighted average ordinary shares outstanding, basic	37,500,000	9,375,000	35,989,011	9,349,817
Weighted average ordinary shares outstanding, diluted	37,500,000	9,375,000	35,989,011	9,375,000

Basic net income per ordinary share	$0.11	$0.11	$0.02	$0.02

Diluted net income per ordinary share	$0.11	$0.11	$0.02	$0.02

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3 - Initial Public Offering
On January 12, 2021, the Company consummated its Initial Public Offering of 37,500,000 Units, including 2,500,000 additional Units to partially cover over-allotments, at $10.00 per Unit, generating gross proceeds of $375.0 million, and incurring offering costs of approximately $21.3 million, of which approximately $13.1 million was for deferred underwriting commissions (Note 6).
Each Unit consists of one Class A ordinary share, and
one-fourth
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).
Note 4 - Private Placement
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of
6,666,667
Private Placement Warrants, at a price of $
1.50
per Private Placement Warrant with the Sponsor, generating gross proceeds of $
10.0
 million, and incurring offering costs of approximately $
10,000
.
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
Note 5 - Related Party Transactions
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid approximately $30,000 and $86,000 in expenses in connection with such services during the three and nine months ended September 30, 2021, as reflected in the accompanying unaudited condensed statements of operations, respectively. During the three and nine months ended September 30, 2021, the Company recorded approximately $13,000 in expenses in connection with compliance services with related party. As of September 30, 2021, there were approximately $23,000 payable to related party in the accompanying unaudited condensed balance sheet.
Note 6 - Commitments and Contingencies
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
45-day
option period.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 -Warrants
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for adjustments) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-dilution Adjustments”), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 37,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$375,000,000
Less:
Fair value of Public Warrants at issuance	(7,312,500)
Offering costs allocated to Class A ordinary shares	(20,898,264)
Plus:
Accretion on Class A ordinary shares to redemption value	28,210,764

Class A ordinary shares subject to possible redemption	$375,000,000

Note 9 - Shareholders’ Equity
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no Preference Shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 37,500,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note 8).
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 9,375,000 and 10,062,500 Class B ordinary shares outstanding, respectively.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$375,023,633	$—	$—	$375,023,633
Liabilities:
Warrant liabilities - public warrants	$6,000,000	$—	$—	$6,000,000
Warrant liabilities - private warrants	$—	$—	$4,266,667	$4,266,667
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
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Warrants is determined using a Monte-Carlo simulation model. For the three and nine months ended September 30, 2021, the Company recognized a decrease in the fair value of warrant liabilities of approximately $5.3 million and $2.3 million, respectively, presented on the accompanying condensed statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2021 is summarized as follows:

Warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	12,579,167
Public Warrants transferred to Level 1	(7,312,500)
Change in fair value of warrant liabilities	(266,667)

Warrant liabilities at March 31, 2021	5,000,000
Change in fair value of warrant liabilities	1,466,667

Warrant liabilities at June 30, 2021	6,466,667
Change in fair value of warrant liabilities	(2,200,000)

Warrant liabilities at September 30, 2021	$4,266,667

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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2021	January 12, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.74	$9.80
Term (in years)	5.50	5.97
Volatility	11.50%	14.20%
Risk-free interest rate	1.06%	0.66%
Dividend yield	—	—
Note 11 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $448,000 in our operating bank account and working capital of approximately $788,000.
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
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had net income of approximately $5.0 million, which consisted of a gain of approximately $5.3 million in change in the fair value of warrant liabilities and approximately $9,000 of net gain on the investments held in the Trust Account, partially offset by approximately $277,000 general and administrative expenses and approximately $43,000 in related party general and administrative expenses.
For the nine months ended September 30, 2021, we had net income of approximately $906,000, which consisted of a gain of approximately $2.3 million in change in the fair value of warrant liabilities and approximately $24,000 of net gain on the investments held in the Trust Account, partially offset by approximately $905,000 general and administrative expenses, approximately $100,000 in related party general and administrative expenses and approximately $426,000 of offering costs associated with issuance of warrants.

Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $30,000 and $86,000 in expenses in connection with such services during the three and nine months ended September 30, 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. During the three and nine months ended September 30, 2021, the Company recorded approximately $13,000 in expenses in connection with compliance services with related party. As of September 30, 2021, there were approximately $23,000 payable to related party in the accompanying unaudited condensed balance sheet.
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
Critical Accounting Policies
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Net Income (Loss) per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 16,041,667 Class A ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
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

We paid a total of $7.5 million in underwriting discounts and commissions and approximately $699,000 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer approximately $13.1 million in underwriting discounts and commissions.
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

Dated: November 12, 2021	LEO HOLDINGS CORP. II

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	President and Chief Executive Officer (Principal Executive Officer)