Form 10-Q/A
period 2021-09-30
Leo Holdings Corp. II
filed 2022-02-24
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

Amendment No. 1

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
As of February 23, 2022,
37,500,000 Class A ordinary shares, par value $0.0001 per share, and 9,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Leo Holdings Corp. II (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Form
10-Q”).
The Original Form
10-Q
included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“Initial Public Offering”) on January 12, 2021. As described in Note 2, upon its Initial Public Offering, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by reclassifying all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
Previously, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Original Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on February 9, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited condensed financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 10, 2021, reported as revised in the Original Form
10-Q,
(ii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, reported as revised in the Original Form
10-Q,
and (iii) a section within Note 2 to unaudited condensed financial statements and Item 4 of Part 1 included in the Original Form
10-Q,
(collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share pro rata between the two classes of shares and should no longer be relied upon. The January 12, 2021 balance sheet (the
“Post-IPO
Balance Sheet”), that was included as an exhibit to the Company’s Form
8-K
filed with SEC on January 19, 2021, will be restated in the Company’s Annual Report on Form
10-K
as of and for the period ended December 31, 2021.
As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form
10-Q/A,
for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021.
The restatement did not have any impact on its cash position or cash held in the trust account established in connection with the Initial Public Offering.
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I of this filing.

Leo Holdings Corp. II
Form
10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 1, 2020 (Inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from September 1, 2020 (Inception) through September 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 1, 2020 (Inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures (as Restated)	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
LEO HOLDINGS CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$447,622	$—
Prepaid expenses	566,604	16,771

Total current assets	1,014,226	16,771
Investments held in Trust Account	375,023,633	—
Deferred offering costs associated with the initial public offering	—	381,478

Total Assets	$376,037,859	$398,249

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$74,716	$—
Accounts payable - related party	23,345	—
Accrued expenses	128,500	245,000
Note payable - related party	—	162,127

Total current liabilities	226,561	407,127
Deferred underwriting commissions	13,125,000	—
Warrant liabilities	10,266,667	—

Total liabilities	23,618,228	407,127
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 37,500,000 and 0 shares issued and outstanding at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	375,000,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized ; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 and 10,062,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (1)	937	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(22,581,306)	(33,878)

Total shareholders’ deficit	(22,580,369)	(8,878)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$376,037,859	$398,249

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

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the Period from
	For the Three	For the Nine	September 1, 2020 (Inception)
	Months Ended September 30, 2021	Months Ended September 30, 2021	through September 30, 2020
Operating expenses
General and administrative expenses	$276,638	$905,085	$11,885
General and administrative expenses - related party	43,345	99,592	—

Loss from operations	(319,983)	(1,004,677)	(11,885)
Other income (expenses):
Change in fair value of warrant liabilities	5,293,750	2,312,500	—
Offering costs associated with issuance of warrants	—	(425,516)	—
Net gain from investments held in Trust Account	9,454	23,633	—

Net income (loss)	$4,983,221	$905,940	$(11,885)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	35,989,011	—

Basic and diluted net income per share, Class A ordinary shares	$0.11	$0.02	$—

Weighted average shares outstanding of Class B ordinary shares, basic	9,375,000	9,349,817	8,750,000

Weighted average shares outstanding of Class B ordinary shares, diluted	9,375,000	9,375,000	—

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$0.02	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(33,878)	$(8,878)
Excess cash received over the fair value of the private warrants	—	—	—	—	4,733,333	—	4,733,333
Class B ordinary shares forfeited	—	—	(687,500)	(69)	69	—	—
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,757,396)	(23,453,368)	(28,210,764)
Net loss	—	—	—	—	—	(328,945)	(328,945)

Balance - March 31, 2021 (unaudited, as restated in Note 2)	—	—	9,375,000	937	—	(23,816,191)	(23,815,254)
Net loss	—	—	—	—	—	(3,748,336)	(3,748,336)

Balance - June 30, 2021 (unaudited, as restated in Note 2)	—	—	9,375,000	937	—	(27,564,527)	(27,563,590)
Net income	—	—	—	—	—	4,983,221	4,983,221

Balance - September 30, 2021 (unaudited)	—	$—	9,375,000	$937	$—	$(22,581,306)	$(22,580,369)

For the Period from September 1, 2020 (Inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance - September 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(11,885)	(11,885)

Balance - September 30, 2020 (unaudited)	—	$—	10,062,500	$1,006	$23,994	$(11,885)	$13,115

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

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Nine	September 1, 2020 (Inception)
	Months Ended September 30, 2021	through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$905,940	$(11,885)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,312,500)	—
Offering costs associated with issuance of warrants	425,516	—
Net gain from investments held in Trust Account	(23,633)	—
Change in operating assets:
Prepaid expenses	(549,833)	(13,115)
Accounts payable	74,716	—
Accounts payable - related party	23,345	—
Accrued expenses	43,500	—

Net cash used in operating activities	(1,412,949)	(25,000)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(375,000,000)	—

Net cash used in investing activities	(375,000,000)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	6,604	—
Repayment of note payable to related party	(168,731)	—
Proceeds received from initial public offering, gross	375,000,000	—
Proceeds received from private placement	10,000,000	—
Offering costs paid	(7,977,302)	25,000

Net cash provided by financing activities	376,860,571	25,000

Net change in cash	447,622	—
Cash - beginning of the period	—	—

Cash - end of the period	$447,622	$—

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000	$175,000

Offering costs included in accounts payable	$—	$8,000

Offering costs included in note payable	$—	$23,690

Deferred underwriting commissions	$13,125,000	$—

Forfeiture of Class B ordinary shares	$69	$—

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
7
).
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
5
).
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

The Company will provide its holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
7
). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note

) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
6
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
Note 2—Restatement of Previously Reported Financial Statements
In the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, as filed with the SEC on November 12, 2021, the Company concluded it should restate its previously reported financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance,
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net intangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s
Form 10-Qs for
the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and calculate earnings per share pro rata between the two classes of shares. As such, the Company is reporting these restatements to the Affected Quarterly Periods in this quarterly report. The previously presented Affected Quarterly Periods should no longer be relied upon.
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed: balance sheet as of March 31, 2021, statement of operations and statement of cash flows for the quarter ended March 31, 2021:

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$376,536,954	—	$376,536,954

Total liabilities	$25,352,208	—	$25,352,208
Class A ordinary shares subject to possible redemption	346,184,740	28,815,260	375,000,000
Shareholders’ equity (deficit)
Preference shares	—	—	—
Class A ordinary shares	288	(288)	—
Class B ordinary shares	937	—	937
Additional paid-in-capital	5,361,604	(5,361,604)	—
Accumulated deficit	(362,823)	(23,453,368)	(23,816,191)

Total shareholders’ equity (deficit)	5,000,006	(28,815,260)	(23,815,254)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$376,536,954	$—	$376,536,954

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(328,945)	$—	$(328,945)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	(4,583,333)	32,916,667
Basic and diluted net income per Class A ordinary share	$0.00	$(0.01)	$(0.01)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,298,611	—	9,298,611
Basic and diluted net income per Class B ordinary share	$(0.04)	$0.03	$(0.01)

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows—Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$346,074,800	$(346,074,800)	$—
Change in fair value of Class A ordinary shares subject to possible redemption	$109,940	$(109,940)	$—
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed: balance sheet as of June 30, 2021, statements of operations for the three and six months ended June 30, 2021 and statement of cash flows for the six months ended June 30, 2021:

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$376,322,657	—	$376,322,657

Total liabilities	$28,886,247	—	$28,886,247
Class A ordinary shares subject to possible redemption	342,436,400	32,563,600	375,000,000
Shareholders’ equity (deficit)
Preference shares	—	—	—
Class A ordinary shares	326	(326)	—
Class B ordinary shares	937	—	937
Additional paid-in-capital	9,109,906	(9,109,906)	—
Accumulated deficit	(4,111,159)	(23,453,368)	(27,564,527)

Total shareholders’ equity (deficit)	5,000,010	(32,563,600)	(27,563,590)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$376,322,657	$—	$376,322,657

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(3,748,336)	$—	$(3,748,336)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	—	37,500,000
Basic and diluted net income (loss) per Class A ordinary share	$0.00	$(0.08)	$(0.08)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,375,000	—	9,375,000
Basic and diluted net loss per Class B ordinary share	$(0.40)	$0.32	$(0.08)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(4,077,281)	$—	$(4,077,281)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	(2,279,006)	35,220,994
Basic and diluted net income per Class A ordinary share	$0.00	$(0.09)	$(0.09)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,337,017	—	9,337,017
Basic and diluted net income per Class B ordinary share	$(0.44)	$0.35	$(0.09)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows—Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$346,074,800	$(346,074,800)	$—
Change in fair value of Class A ordinary shares subject to possible redemption	$(3,638,400)	$3,638,400	$—

Note 3—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
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

1
2

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
Note 4—Initial Public Offering
On January 12, 2021, the Company consummated its Initial Public Offering of 37,500,000 Units, including 2,500,000 additional Units to partially cover over-allotments, at $10.00 per Unit, generating gross proceeds of $375.0 million, and incurring offering costs of approximately $21.3 million, of which approximately $13.1 million was for deferred underwriting commissions (Note
7
).
Each Unit consists of one Class A ordinary share, and
one-fourth
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
10
).

Note 5—Private Placement
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
Note 6—Related Party Transactions
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
Note 7—Commitments and Contingencies
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
45-day
option period.
The underwriters
 were entitled to an underwriting discount of $
0.20
per unit, or $
7.5
 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $
0.35
per unit, or approximately $
13.1
 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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

Note 8 -Warrants
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
Note 9 - Class A Ordinary Shares Subject to Possible Redemption
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

Note 10 - Shareholders’ Equity
Preference Shares
—The
Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no Preference Shares issued or outstanding.
Class
 A Ordinary Shares
—The
Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 37,500,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note
9
).
Class
 B Ordinary Shares
—The
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

Note 11 - Fair Value Measurements
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
Note 12 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except with respect to the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

1
9

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
10-Q/A
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of our historical financial statements as described in Note 2 to the unaudited financial statements contained in Item 1. to this filing and as previously reported with respect to the misapplication of the accounting for the Company’s warrants as liabilities in our Quarterly Reports on Form
10-Q
for the quarter ended March 31, 2021. Additionally, this material weakness could result in a misstatement of certain complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
Notwithstanding the identified material weaknesses as of September 30, 2021, management, including the Certifying Officer, believes that the condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.
Remediation Plan
Management has implemented remediation steps to address the material weaknesses described above and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex transactions and application of related accounting standards. We continue to improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.
PART II—OTHER INFORMATION
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: February 23, 2021	LEO HOLDINGS CORP. II

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	President and Chief Executive Officer (Principal Executive Officer)