Form 10-K
period 2021-12-31
Leo Holdings Corp. II
filed 2022-03-31
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates
of the Registrant was $364.5 million.
As of March
30
, 2022, 37,500,000 Class A ordinary shares, and 9,375,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

Leo Holdings Corp. II
ANNUAL REPORT ON FORM
10-K

i

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

•
“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

•
“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

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

ii

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

iii

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
From January 2021 until November 2021, Mr. Forst was the Chairman, Mr. Lea was the President, Chief Executive Officer and Director, Mr. Darwent was the Chief Financial Officer and each of Ms. Bush, Ms. Minnick and Mr. Agarwal were directors of Leo Holdings III Corp. (“Leo III”), a special purpose acquisition company formed for substantially similar purposes as our company and that completed its initial public offering in March 2021. On April 23, 2021 Leo Holdings Corp. entered into a Business Combination Agreement with Local Bounti Corporation (“Local Bounti”) and certain of its affiliates pursuant to which Leo Holdings III Corp. acquired Local Bounti on November 19, 2021.
With respect to the above, past performance of our management team, Leo Holdings Corp., Leo III or Lion Capital and its affiliates is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management, Leo Holdings Corp., Leo III or Lion Capital and its affiliates as indicative of future performance. An investment in us is not an investment in Lion Capital. For a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to “Management—Conflicts of Interest.”
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
We communicate with our management’s network of relationships to articulate the parameters for our search for a target company and a potential business combination and are in the process of pursuing and reviewing potential opportunities.
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
Affiliates of Lion Capital and members of our board of directors directly or indirectly own founder shares and private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers or directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.
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
Financial Position
With funds available for a business combination initially in the amount of $363.7 million after payment of the estimated expenses of our initial public offering and $13.1 million of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
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
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor has agreed to vote its founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 14,062,501, or 37.5% (assuming all outstanding shares are voted), or 2,343,750, or 6.25% (assuming only the minimum number of shares representing a quorum are voted, of the 37,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $160,000 of proceeds held outside the trust account as of December 31, 2021 plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to $160,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however we do not believe that such liability would be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,700,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.
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
We are required to evaluate our internal control over financial reporting procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control over financial reporting procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting. The development of the internal controls over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by Lion Capital, our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(“COVID-19”)
outbreak and the status of debt and equity markets.

•
We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•
Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

•
We have identified a material weakness in our internal control over financial reporting (See our Amended Quarterly Report on Form
10-Q
for the period ended September 30, 2021 filed with the SEC on February 24, 2022).

Risks Relating To Our Search For, And Consummation Of Or Inability To Consummate, A Business Combination
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
Our sponsor owns, on an
as-converted
basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our sponsor’s founder shares, we would need 14,062,501, or 37.5% (assuming all outstanding shares are voted), or 2,343,750, or 6.25% (assuming only the minimum number of shares representing a quorum are voted, of the 37,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
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
Our units, Class A ordinary shares and warrants are currently listed on the NYSE. Although we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, our securities will be, or will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).
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
We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, will be sufficient to allow us to operate for 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. As of December 31, 2021, we will have access to up to $160,000 from the proceeds of our initial public offering with which to pay any such fees. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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
and Mr. Darwent and Mr. Lea continue to serve as a director of the post-combination company. Certain of our officers and directors served as an officer or director of Leo III, a blank check company sponsored by Lion Capital that entered into a Business Combination Agreement with Local Bounti and certain of its affiliates on November 19, 2021 to acquire Local Bounti. Mr. Forst continues to serve as Chairman of Local Bounti. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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
On September 9, 2020 we issued to our sponsor an aggregate of 10,062,500 founder shares in exchange for a payment of $25,000, or approximately $0.003 per share, from our sponsor to cover for certain of our expenses. In December 2020 our sponsor transferred 30,000 founder shares to each of our directors and 90,000 shares in the aggregate to our strategic advisors. Our Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. As a result of the expiration of the over-allotment option, 687,500 Founder Shares were forfeited. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 6,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant ($10,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.
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
We issued warrants to purchase 10,062,500 Class A ordinary shares as part of the units offered in our initial public offering and we issued in a private placement an aggregate of 6,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant.
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
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	exchange listing and/or delisting requirements;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

2. PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
Our units, shares of Class A ordinary shares and warrants are each traded on the NYSE under the symbol “LHC.U”, “LHC” and “LHCWS” respectively. Our units commenced public trading on the NYSE in January 2021. Our shares of Class A ordinary shares and warrants began separate trading in March 2021.
b) Holders
On December 31, 2021, there was one holder of record for our units, one holder of record for our shares of Class A ordinary shares, four holders of our shares of Class B ordinary shares and two holders of our warrants.
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
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Performance Graph
Not applicable.
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
On September 9, 2020, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses of the company in consideration of 10,062,500 founder shares, par value $0.0001. Our Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. As a result of the expiration of the over-allotment option, 687,500 Founder Shares were forfeited. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible
.
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
Our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 6,666,667 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share, at a price of $1.50 per warrant ($10,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. These issuances will be made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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
Upon the closing of the Initial Public Offering and the Private Placement, $375.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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
Liquidity and Going Concern
As of December 31, 2021, we had approximately $161,000 in operating account and working capital of approximately $549,000.
Our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the Founder Shares, a loan of approximately $169,000 from our Sponsor pursuant to a promissory note. We repaid the promissory note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loan. To date, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
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

Results of Operations
Our entire activity from September 1, 2020 (inception) through December 31, 2021 was for our formation, and preparation for our Initial Public Offering. And since the closing of our Initial Public Offering on January 12, 2021, we began our search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the year ended December 31, 2021, we had a net income of approximately $1.6 million, which consisted of a gain of approximately $3.3 million in change in the fair value of the warrant liabilities and approximately $33,000 of net gain on the investments held in the Trust Account, partially offset by approximately $1.1 million general and administrative expenses, approximately $116,000 in related party general and administrative expenses and approximately $426,000 of offering costs associated with issuance of warrants.
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

Related Party Loans
On September 8, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest
bearing and payable upon the completion of the Initial Public Offering. As of December 31, 2020, we had borrowed a total of approximately $162,000 under the Note. Subsequent to December 31, 2020, we borrowed approximately $7,000 additional under the Note. The aggregate outstanding balance of the Note of approximately $169,000 was repaid in full on January 19, 2021.
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
Administrative Services Agreement
Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred and paid approximately $116,000 in expenses in connection with such services for the year ended December 31, 2021, as reflected in the accompanying statements of operations.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Registration Rights
The holders of Founder Shares and Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provided that we would not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up
period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.
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

Critical Accounting Policies
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares outstanding as of December 31, 2020.
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
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the market price when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Off-Balance
Sheet Arrangements and Contractual Obligations
As of December 31, 2021, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15(e) and 15d-15(e) under
the Exchange Act) were not effective as of December 31, 2021 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of January 12, 2021 and its interim financial statements and footnotes as reported in its SEC filings for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on
Form 10-K present
fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Controls Over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on
Form 10-K
had not yet been identified.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B.	OTHER INFORMATION
None.

3. PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our officers and directors are as follows:

Name	Age	Position
Ed Forst	61	Chairman
Lyndon Lea	53	President, Chief Executive Officer and Director
Robert Darwent	49	Chief Financial Officer and Director
Lori Bush	65	Director
Mary E. Minnick	60	Director
Naveen Agarwal	53	Director
Ed Forst
, our Chairman, is Chairman, Partner, and member of the Investment Committee at Lion Capital. From November 2017 to August 2018, Mr. Forst served as CEO and
Co-CEO
(starting in May 2018) of Realty Shares Inc. which filed for chapter 7 bankruptcy protection of July 31, 2020. Mr. Forst previously served as Chief Executive Officer of Cushman & Wakefield from January 2014 to September 2015, leading the commercial real estate firm across more than 60 countries. Prior to this, Mr. Forst was a Management Committee Partner of Goldman, Sachs & Co. where he served as the
Co-CEO
of Goldman Sachs Asset Management, and before that as the Chief Administrative Officer and Executive Vice President of the firm. Mr. Forst also served as the Chairman of Goldman’s Global Debt Underwriting Committee for seven years. Mr. Forst was also the Executive Vice President and Principal Operating Officer of Harvard University during the financial crisis, as well as Adviser to the Secretary of the Treasury on the Troubled Asset Relief Program (TARP). Mr. Forst sits on the boards of Local Bounti Corporation, The Feinstein Institute of Northwell Health and the Yale School of Management. Mr. Forst has also served on the board of the Harvard Management Company, as Treasurer of Carnegie Hall, and as the Chairman of the Securities Industry and Financial Markets Association (SIFMA). Mr. Forst earned his MBA from the Wharton School of the University of Pennsylvania and his AB in Economics from Harvard University.
We believe Mr. Forst’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as Chairman.
Lyndon Lea
, our President and Chief Executive Officer, is a founder of Lion Capital and has served as its Managing Partner since its inception in 2004. Prior to founding Lion Capital, Mr. Lea was a partner of Hicks, Muse, Tate & Furst where he co-founded
its European operations in 1998. From 1994 to 1998, Mr. Lea served at Glenisla, the former European affiliate of Kohlberg Kravis Roberts & Co., prior to which he was an investment banker in London and New York with Schroders and Goldman Sachs. Mr. Lea graduated with a BA in Honors Business Administration from the University of Western Ontario in Canada in 1990.
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
Lori Bush
is the former President and Chief Executive Officer of Rodan + Fields, a US manufacturer and Social Commerce company specializing in skincare products, where she served from October 2007 until her retirement in January 2016. During Ms. Bush’s tenure as President and Chief Executive Officer, she led the company from a start-up
to one of the largest premium skincare brands in the United States and a valuation of $1.5 billion. With more than 30 years’ experience in the consumer and health care products industries, Ms. Bush was responsible for overseeing the brand’s entrance into the direct selling arena. A seasoned direct selling leader, Ms. Bush previously served from February 2000 to March 2006 as President of the personal care segment of Nu Skin Enterprises, Inc. (NYSE:NUS), a global direct selling company operating in more than 40 markets around the world. During Ms. Bush’s tenure with the company, she acted as a global spokesperson for the brand while leading the marketing, operations and research and development functions. Ms. Bush has also held several leadership positions, from 1993 to 2000, within the skincare franchise of Johnson & Johnson Consumer Products Companies, including Worldwide Executive Director Skin Care Ventures and Vice President of Professional Marketing at Neutrogena. In 2020, Ms. Bush came out of retirement as the co-founder
and CEO of Solvasa LLC, a beauty and wellness startup pioneering the concept of Integrative Beauty. Ms. Bush also served as a director of Leo Holdings Corp., a special purpose acquisition company formed for substantially similar purposes as our company and that completed its initial public offering in February 2018. Ms. Bush is also the former chairman of the board of managers of New Avon and a former director of public and private companies in the medical device and consumer health space and currently serves as a director for two privately held consumer products companies. Ms. Bush has a Bachelor of Science in Medical Technology, which she received from Ohio State University in 1978 and an MBA from Fox School of Management at Temple University which she received in 1985 and where she currently serves as Director on the Board of Visitors.
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
Below is a table summarizing the other entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Ed Forst	Lion Capital LLP Global Franchise Group, LLC	Private Equity Restaurant Franchise	Chairman Director
	REX-Real Estate Exchange, Inc.	Real Estate	Director
	Local Bounti Corporation	Agriculture	Chairman

Lyndon Lea	Lion Capital LLP	Private Equity	Managing Partner
	Digital Media Solutions Holdings, Inc.	Performance Marketing	Director
	AllSaints John Varvatos Alex and Ani Paige Hatchbeauty Lenny & Larry’s Nutiva Picard Surgeles Alain Afflelou	Fashion Brand Fashion Brand Jewelry Apparel Beauty Brand Food and Nutrition Food and Nutrition Food and Nutrition Eyewear	Director Director Director Director Director Director Director Director Director

Robert Darwent	Lion Capital LLP	Private Equity	Partner

	Digital Media Solutions Holdings, Inc.	Performance Marketing	Director
	Spence Diamonds Loungers plc	Jewelry Restaurant	Director Director
	Gordan Ramsay North America Gruppo Menghi	Restaurant Footwear	Director Director

Lori Bush	Solvasa LLC	Beauty and Wellness	Chief Executive Officer and Director
	Ruby Ribbon	Women’s Apparel	Director
	Topix	Dermatological Products	Director

Mary E. Minnick	Digital Media Solutions, Inc.	Performance Marketing	Chairperson
	Target Corporation	Retail Chain	Director

Naveen Agarwal	Prudential Financial	Financial Services	Chief Market Development Officer

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

•
Our sponsor subscribed for founder shares prior to the date of the prospectus and will purchase private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
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
On September 9, 2020, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses of the company in consideration of 10,062,500 founder shares, par value $0.0001
.
In December 2020 our sponsor transferred 30,000 founder shares to each of our directors and 90,000 shares in the aggregate to our strategic advisors. Our Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. As a result of the expiration of the over-allotment option, 687,500 Founder Shares were forfeited. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The post-offering percentages in the following table are based on 46,875,000 ordinary shares issued and outstanding as of March XX, 2022.

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
provided
, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

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

Our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 6,666,667 private placement warrants for a purchase price of $1.50 per whole warrant in a private placement that will occur simultaneously with the closing of this offering. As such, our sponsor’s interest in this transaction is valued at between $10,000,000. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
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
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. One or more of our independent directors or strategic advisors may receive payment of a finder’s fee, which will not be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination, to the extent such director(s) or strategic advisor(s) render services in connection with locating the target business with which a successful business combination transaction is consummated. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Prior to the closing of this offering, our sponsor loaned us funds to be used for a portion of the expenses of this offering. The loan was fully repaid upon the closing of this offering out of the proceeds received from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit and review of our financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and the period from September 1, 2020 (inception) to December 31, 2020, totaled $

116,445 and $61,800, respectively.

Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from September 1, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2021 and the period from September 1, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. During the year ended December 31, 2021 and the period from September 1, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

4. PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (2)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (2)

4.2	Description of Securities*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (2)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor, the Underwriter and certain directors of the Company (2)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (2)

10.5	Administrative Services Agreement between the Company and the Sponsor (2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2021.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on December 29, 2020.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

5. SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March
3
1
, 2022

LEO HOLDINGS CORP. II

/s/ Lyndon Lea
Name:	Lyndon Lea
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Edward C. Forst Edward C. Forst	Chairman	March 3 1 , 2022

/s/ Lyndon Lea Lyndon Lea	President, Chief Executive Officer and Authorized Representative (Principal Executive Officer)	March 3 1 , 2022

/s/ Robert Darwent Robert Darwent	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 3 1 , 2022

LEO HOLDINGS CORP. II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Leo Holdings Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Leo Holdings Corp. II (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2021 and the period from September 1, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 1, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statement
As discussed in Note 11 to the financial statement, the January 12, 2021 financial statement has been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by January 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 30, 2022
PCAOB ID: 100

LEO HOLDINGS CORP. II
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$160,991	$—
Prepaid expenses	454,459	16,771

Total current assets	615,450	16,771
Investments held in Trust Account	375,032,984	—
Deferred offering costs associated with the initial public offering	—	381,478

Total Assets	$375,648,434	$398,249

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and
Shareholders’ Deficit
Current liabilities:
Accounts payable	$66,516	$—
Accrued expenses	—	245,000
Note payable—related party	—	162,127

Total current liabilities	66,516	407,127
Deferred underwriting commissions	13,125,000	—
Warrant liabilities	9,304,167	—

Total liabilities	22,495,683	407,127
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 37,500,000 and 0 shares issued and outstanding at $10.00 per share redemption value as of December 31, 2021 and 2020, respectively	375,000,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 and 10,062,500 shares issued and outstanding as of December 31, 2021 and 2020, respectively (1)	937	1,006
Additional paid-in capital	—	23,994
Accumulated deficit	(21,848,186)	(33,878)

Total shareholders’ deficit	(21,847,249)	(8,878)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$375,648,434	$398,249

(1)
This number includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2020. On January 12, 2021, the underwriters partially exercised the over-allotment option to purchase as additional 2,500,000 Units; thus, 687,500 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP. II
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from September 1, 2020 (Inception) through December 31, 2020
Operating expenses
General and administrative expenses	$1,127,162	$33,878
General and administrative expenses—related party	116,246	—

Loss from operations	(1,243,408)	(33,878)
Other income (expenses)
Change in fair value of warrant liabilities	3,275,000	—
Offering costs associated with issuance of warrants	(425,516)	—
Net gain from investments held in Trust Account	32,984	—

Net income (loss)	$1,639,060	$(33,878)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	36,369,863	—

Basic and diluted net income per Class A ordinary share	$0.04	$—

Weighted average shares outstanding of Class B ordinary shares, basic (1)	9,356,164	8,750,000

Weighted average shares outstanding of Class B ordinary shares, diluted (1)	9,375,000	8,750,000

Basic and diluted net income (loss) per Class B ordinary share	$0.04	$(0.00)

(1)
This number excludes up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2020. On January 12, 2021, the underwriters partially exercised the over-allotment option to purchase as additional 2,500,000 Units; thus, 687,500 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP. II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(33,878)	$(8,878)
Excess cash received over the fair value of the private warrants	—	—	—	—	4,733,333	—	4,733,333
Class B ordinary shares forfeited	—	—	(687,500)	(69)	69	—	—
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,757,396)	(23,453,368)	(28,210,764)
Net income	—	—	—	—	—	1,639,060	1,639,060

Balance—December 31, 2021	—	$—	9,375,000	$937	$—	$(21,848,186)	$(21,847,249)

FOR THE PERIOD FROM SEPTEMBER 1, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares (1)	Amount
Balance—September 1, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(33,878)	(33,878)

Balance—December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(33,878)	$(8,878)

(1)
This number includes up to 1,312,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters as of December 31, 2020. On January 12, 2021, the underwriters partially exercised the over-allotment option to purchase as additional 2,500,000 Units; thus, 687,500 Class B ordinary shares were forfeited.

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP. II
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from September 1, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$1,639,060	$(33,878)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,275,000)	—
Offering costs associated with issuance of warrants	425,516	—
Net gain from investments held in Trust Account	(32,984)	—
General and administrative expenses paid by related party under promissory note	—	25,649
Change in operating assets:
Prepaid expenses	(437,688)	8,229
Accounts payable	66,516	—

Net cash used in operating activities	(1,614,580)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(375,000,000)	—

Net cash used in investing activities	(375,000,000)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	6,604	—
Repayment of note payable to related party	(168,731)	—
Proceeds received from initial public offering, gross	375,000,000	—
Proceeds received from private placement	10,000,000	—
Offering costs paid	(8,062,302)	—

Net cash provided by financing activities	376,775,571	—

Net change in cash	160,991	—
Cash—beginning of the period	—	—

Cash—end of the period	$160,991	$—

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$245,000

Offering costs included in note payable	$—	$136,478

Prepaid expense paid by Sponsor in change of Class B Ordinary Shares	$—	$25,000

Deferred underwriting commissions	$13,125,000	$—

Forfeiture of Class B ordinary shares	$69	$—

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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.
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
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $375.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.
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

The Company will provide its holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
Liquidity and
G
oing
 Concern
As of December 31, 2021, the Company had approximately $161,000 in its operating bank account and working capital of approximately $549,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). To date, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards
Update (“ASU”) 2014-15, “Disclosures
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative liabilities. Accordingly, the actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.
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

Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.
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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The initial fair value
of warrants issued in connection with the Private Placement has been estimated using a Monte-Carlo simulation at each measurement date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the market price at each measurement date when separately listed and traded. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred
and
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A ordinary shares outstanding as of December 31, 2020.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended		For the Period from September 1, 2020 (Inception)
	December 31, 2021		through December 31, 202 0
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)—basic	$1,303,686	$335,374	$—	$(33,878)
Allocation of net income (loss)—diluted	$1,303,149	$335,911	$—	$(33,878)
Denominator:
Weighted average ordinary shares outstanding, basic	36,369,863	9,356,164	—	8,750,000
Weighted average ordinary shares outstanding, diluted	36,369,863	9,375,000	—	8,750,000

Basic net income (loss) per ordinary share	$0.04	$0.04	$—	$(0.00)

Diluted net income (loss) per ordinary share	$0.04	$0.04	$—	$(0.00)

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
Note 4—
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
Note 5—Related Party Transactions
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
On
January 12, 2021, the Company borrowed approximately $169,000 under the Note. The Company repaid the Note in full on January 19, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid approximately $116,000 in expenses in connection with such services for the year ended December 31, 2021, as reflected in the accompanying statements of operations.
Note 6—Commitments and Contingencies
Registration and Shareholder Rights
The holders of Founder Shares and Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provided that the Company would not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up
period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

Note 7 -Warrants
As of December 31, 2021, the Company had 9,375,000 Public Warrants and the 6,666,667 Private Placement Warrants outstanding. No warrants were outstanding as of December 31, 2020.
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
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 37,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$375,000,000
Less:
Fair value of Public Warrants at issuance	(7,312,500)
Offering costs allocated to Class A ordinary shares	(20,898,264)
Plus:
Accretion on Class A ordinary shares to redemption value	28,210,764

Class A ordinary shares subject to possible redemption	$375,000,000

Note 9—Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no Preference Shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no non-redeemable
Class A ordinary shares issued or outstanding (See Note 8).
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

Note 11—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account—U.S. Treasury Securities	$375,032,984	$—	$—	$375,032,984
Liabilities:
Warrant liabilities—public warrants	$5,437,500	$—	$—	$5,437,500
Warrant liabilities—private placement warrants	$—	$—	$3,866,667	$3,866,667
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
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Warrants is determined using a Monte-Carlo simulation model. For the year ended December 31, 2021, the Company recognized a decrease in the fair value of warrant liabilities of approximately $3.3 million, presented on the accompanying statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the year ended December 31, 2021 is summarized as follows:

Warrant liabilities as of January 1, 2021	$—
Issuance of Public and Private Placement Warrants	12,579,167
Public Warrants transferred to Level 1	(7,312,500)
Change in fair value of warrant liabilities	(1,400,000)

Warrant liabilities as of December 31, 2021	$3,866,667

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
The following table provides q
uant
itative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2021	January 12, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.75	$9.80
Term (in years)	5.75	5.97
Volatility	10.00%	14.20%
Risk-free interest rate	1.32%	0.66%
Dividend yield	—	—

Note 11— Restatement of Previously Reported Financial Statements
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
Additionally, the Company reevaluated the accounting treatment of (i) the 9,375,000 Public Warrants and (ii) the 6,666,667 Private Placement Warrants (together with the Public Warrants, the “Warrants”). The Company previously classified the Warrants in stockholders’ equity. In further consideration of the guidance in FASB ASC Topic
815-40,
the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each subsequent reporting date, with changes in fair value recognized in income and losses.
In accordance with FASB ASC Topic 340, “Other Assets and Deferred Costs,” as a result of the classification of the Warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Warrants and Class A ordinary shares included in the Units.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed January 12, 2021 balance sheet that contained the error, reported in the Company’s Form
8-K
filed with the SEC on January 19, 2021 (the
“Post-IPO
Balance Sheet”). Therefore, the Company, in consultation with its Audit Committee, concluded that the
Post-IPO
Balance Sheet should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and to classify all outstanding Warrants as liabilities. As such, the Company is reporting these restatements to the
Post-IPO
Balance Sheet that is filed as an exhibit to the Company’s Form
8-K
in this quarterly report. The previously presented
Post-IPO
Balance Sheet should no longer be relied upon.
The restatement did not have any impact on the Company’s cash position or cash held in the trust account established in connection with the Initial Public Offering.

The following tables summarize the effect of the restatement on each financial statement line item as of the date indicated:

	As of January 12, 2021
	As Previously Reported	Adjustment	As Restated
Balance Sheet
Total assets	$377,545,296	$—	$377,545,296

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and
Shareholders’ Equity (Deficit)
Total current liabilities	$766,319	$—	$766,319
Deferred underwriting commissions	13,125,000	—	13,125,000

Derivative liabilities	—	12,579,167	12,579,167
Total liabilities	13,891,319	12,579,167	26,470,486
Class A ordinary shares subject to possible redemption	358,653,970	16,346,030	375,000,000
Shareholders’ equity (deficit)
Preference shares	—	—	—
Class A ordinary shares	164	(164)	—
Class B ordinary shares	1,006	—	1,006
Additional paid-in-capital	5,046,081	(5,046,081)	—
Accumulated deficit	(47,244)	(23,878,952)	(23,926,196)

Total shareholders’ equity (deficit)	5,000,007	(28,925,197)	(23,925,190)

Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$377,545,296	$—	$377,545,296

Note 12—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through March
30
, 2022, the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.