Form 10-Q
period 2022-03-31
Leo Holdings Corp. II
filed 2022-05-13
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
12
, 2022, 37,500,000 Class A ordinary shares, par value $0.0001 per share, and 9,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Leo Holdings Corp. II
Form
10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
LEO HOLDINGS CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$82,737	$160,991
Prepaid expenses	418,450	454,459

Total current assets	501,187	615,450
Investments held in Trust Account	375,042,232	375,032,984

Total Assets	$375,543,419	$375,648,434

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$220,067	$66,516
Accounts payable - related party	71,954	—

Total current liabilities	292,021	66,516
Deferred underwriting commissions	13,125,000	13,125,000
Warrant liabilities	5,454,167	9,304,167

Total liabilities	18,871,188	22,495,683
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 37,500,000 shares issued and outstanding at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	375,000,000	375,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	937	937
Accumulated deficit	(18,328,706)	(21,848,186)

Total shareholders’ deficit	(18,327,769)	(21,847,249)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$375,543,419	$375,648,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses
General and administrative expenses	$309,768	$429,621
General and administrative expenses—related party	30,000	26,452

Loss from operations	(339,768)	(456,073)
Other income (expenses):
Change in fair value of warrant liabilities	3,850,000	547,917
Offering costs associated with issuance of warrants	—	(425,516)
Net gain from investments held in Trust Account	9,248	4,727

Net income (loss)	$3,519,480	$(328,945)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	32,916,667

Basic and diluted net income (loss) per Class A ordinary share	$0.08	$(0.01)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,375,000	9,298,611

Basic and diluted net income (loss) per Class B ordinary share	$0.08	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	9,375,000	$937	$—	$(21,848,186)	$(21,847,249)
Net income	—	—	—	—	—	3,519,480	3,519,480

Balance - March 31, 2022 (unaudited)	—	$—	9,375,000	$937	$—	$(18,328,706)	$(18,327,769)

For the Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(33,878)	$(8,878)
Excess cash received over the fair value of the private warrants	—	—	—	—	4,733,333	—	4,733,333
Class B ordinary shares forfeited	—	—	(687,500)	(69)	69	—	—
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,757,396)	(23,453,368)	(28,210,764)
Net loss	—	—	—	—	—	(328,945)	(328,945)

Balance - March 31, 2021 (unaudited)	—	$—	9,375,000	$937	$—	$(23,816,191)	$(23,815,254)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,519,480	$(328,945)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(3,850,000)	(547,917)
Offering costs associated with issuance of warrants	—	425,516
Net gain from investments held in Trust Account	(9,248)	(4,727)
Change in operating assets:
Prepaid expenses	36,009	(791,845)
Accounts payable	153,551	70,006
Accounts payable - related party	71,954	26,452
Accrued expenses	—	14,500

Net cash used in operating activities	(78,254)	(1,136,960)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(375,000,000)

Net cash used in investing activities	—	(375,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	6,604
Repayment of note payable to related party	—	(168,731)
Proceeds received from initial public offering, gross	—	375,000,000
Proceeds received from private placement	—	10,000,000
Offering costs paid	—	(7,977,302)

Net cash provided by financing activities	—	376,860,571

Net change in cash	(78,254)	723,611
Cash - beginning of the period	160,991	—

Cash - end of the period	$82,737	$723,611

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$85,000

Deferred underwriting commissions	$—	$13,125,000

Forfeiture of Class B ordinary shares	$—	$69

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
1-Description
of Organization, Business Operations and Going Concern
Organization and General
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
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
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $83,000 in its operating bank account and working capital of approximately $209,000.
The Company’s liquidity needs through Initial Public Offering have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note 5). The Company repaid the Note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). To date, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the derivative liabilities. Accordingly, the actual results could differ from those estimates.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets, except for warrant liabilities (see Note 10).
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred presented as non-operating
expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$2,815,584	$703,896	$(256,489)	$(72,456)
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	37,500,000	9,375,000	32,916,667	9,298,611

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.01)	$(0.01)

Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Note
3-Initial
Public Offering
On January 12, 2021, the Company consummated its Initial Public Offering of 37,500,000 Units, including 2,500,000 additional Units to partially cover over-allotments, at $10.00 per Unit, generating gross proceeds of $375.0 million, and incurring offering costs of approximately $21.3 million, of which approximately $13.1 million was for deferred underwriting commissions (Note 6).

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share, and
one-fourth
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).
Note
4-Private
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
5-Related
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and paid approximately $30,000 and $26,000 in expenses in connection with such services during the three months ended March 31, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2022, there were $10,000 outstanding and included in the payable to related party in the accompanying condensed balance sheets.
Note
6-Commitments
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Note 7 -Warrants
As of March 31, 2022 and December 31, 2021, the Company had 9,375,000 Public Warrants and 6,666,667 Private Placement Warrants outstanding.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 37,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
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

Note 9 - Shareholders’ Deficit
Preference Shares
-The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no Preference Shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 37,500,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 9,375,000 Class B ordinary shares outstanding.
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

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 10 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$375,042,232	$—	$—
Liabilities:
Warrant liabilities - public warrants	$3,187,500	$—	$—
Warrant liabilities - private placement warrants	$—	$—	$2,266,667

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$375,032,984	$—	$—
Liabilities:
Warrant liabilities - public warrants	$5,437,500	$—	$—
Warrant liabilities - private placement warrants	$—	$—	$3,866,667
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Warrants is determined using a Monte-Carlo simulation model. For the three months ended March 31, 2022 and 2021, the Company recognized a decrease in the fair value of warrant liabilities of approximately $3.9 million and $548,000, respectively, presented on the accompanying unaudited condensed statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the three months ended March 31, 2022 and 2021 are summarized as follows:

Warrant liabilities as of January 1, 2022	$3,866,667
Change in fair value of warrant liabilities	(1,600,000)

Warrant liabilities as of March 31, 2022	$2,266,667

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant liabilities as of January 1, 2021	$—
Issuance of Public and Private Placement Warrants	12,579,167
Public Warrants transferred to Level 1	(7,312,500)
Change in fair value of warrant liabilities	(266,667)

Warrant liabilities as of March 31, 2021	$5,000,000

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.80	$9.75
Term (in years)	5.76	5.75
Volatility	4.70%	10.00%
Risk-free interest rate	2.38%	1.32%
Dividend yield	—	—
Note 11 - Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $83,000 in our operating bank account and working capital of approximately $209,000.
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
of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
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
Results of Operations
Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had net income of approximately $3.5 million, which consisted of a gain of approximately $3.9 million in change in the fair value of warrant liabilities and approximately $9,000 of net gain on the investments held in the Trust Account, partially offset by approximately $310,000 general and administrative expenses and $30,000 in related party general and administrative expenses.

For the three months ended March 31, 2021, we had a net loss of approximately $329,000, which consisted of approximately $430,000 general and administrative expenses, approximately $26,000 in related party general and administrative expenses and approximately $426,000 in offering costs associated with the issuance of warrants, partially offset by approximately $548,000 in change in the fair value of warrant liabilities and approximately $5,000 of net gain on the investments held in trust account.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $30,000 and $26,000 in expenses in connection with such services during the three months ended March 31, 2022, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2022, there were $10,000 outstanding included in payable to related party in the accompanying unaudited condensed balance sheets.
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
Critical Accounting Policies
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act) were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of January 12, 2021 and its interim financial statements and footnotes as reported in its SEC filings for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q
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

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.
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
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form

10-K

filed with the SEC on March 31, 2022, except for the risk factor described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.
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

Dated: May 12, 2022	LEO HOLDINGS CORP. II

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	President and Chief Executive Officer (Principal Executive Officer)