Form 10-Q
period 2022-06-30
Leo Holdings Corp. II
filed 2022-08-11
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
11
, 2022, 37,500,000 Class A ordinary shares, par value $0.0001 per share, and 9,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Leo Holdings Corp. II
Form
10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
LEO HOLDINGS CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$706	$160,991
Prepaid expenses	286,247	454,459

Total current assets	286,953	615,450
Investments held in Trust Account	375,299,811	375,032,984

Total Assets	$375,586,764	$375,648,434

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$267,077	$66,516
Accounts payable - related party	20,000	—
Accrued expenses	18,322	—

Total current liabilities	305,399	66,516
Deferred underwriting commissions	13,125,000	13,125,000
Warrant liabilities	1,283,334	9,304,167

Total liabilities	14,713,733	22,495,683

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 37,500,000 shares issued and outstanding at approximately $10.01 and $10.00 per share of redemption value as of June 30, 2022 and December 31, 2021, respectively	375,199,811	375,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	937	937
Accumulated deficit	(14,327,717)	(21,848,186)

Total shareholders’ deficit	(14,326,780)	(21,847,249)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$375,586,764	$375,648,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses
General and administrative expenses	$197,612	$198,826	$507,380	$628,447
General and administrative expenses - related party	30,000	29,795	60,000	56,247

Loss from operations	(227,612)	(228,621)	(567,380)	(684,694)
Other income (expenses):
Change in fair value of warrant liabilities	4,170,833	(3,529,167)	8,020,833	(2,981,250)
Offering costs associated with issuance of warrants	—	—	—	(425,516)
Net gain from investments held in Trust Account	257,579	9,452	266,827	14,179

Net income (loss)	$4,200,800	$(3,748,336)	$7,720,280	$(4,077,281)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	37,500,000	37,500,000	35,220,994

Basic and diluted net income (loss) per Class A ordinary share	$0.09	$(0.08)	$0.16	$(0.09)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,375,000	9,375,000	9,375,000	9,337,017

Basic and diluted net income (loss) per Class B ordinary share	$0.09	$(0.08)	$0.16	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	9,375,000	$937	$—	$(21,848,186)	$(21,847,249)
Net income	—	—	—	—	—	3,519,480	3,519,480

Balance - March 31, 2022 (unaudited)	—	—	9,375,000	937	—	(18,328,706)	(18,327,769)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(199,811)	(199,811)
Net income	—	—	—	—	—	4,200,800	4,200,800

Balance - June 30, 2022 (unaudited)	—	$—	9,375,000	$937	$—	$(14,327,717)	$(14,326,780)

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(33,878)	$(8,878)
Excess cash received over the fair value of the private warrants	—	—	—	—	4,733,333	—	4,733,333
Class B ordinary shares forfeited	—	—	(687,500)	(69)	69	—	—
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,757,396)	(23,453,368)	(28,210,764)
Net loss	—	—	—	—	—	(328,945)	(328,945)

Balance - March 31, 2021 (unaudited)	—	—	9,375,000	937	—	(23,816,191)	(23,815,254)
Net loss	—	—	—	—	—	(3,748,336)	(3,748,336)

Balance - June 30, 2021 (unaudited)	—	$—	9,375,000	$937	$—	$(27,564,527)	$(27,563,590)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,720,280	$(4,077,281)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,020,833)	2,981,250
Offering costs associated with issuance of warrants	—	425,516
Net gain from investments held in Trust Account	(266,827)	(14,179)
Change in operating assets:
Prepaid expenses	168,212	(667,717)
Accounts payable	200,561	78,130
Accounts payable - related party	20,000	—
Accrued expenses	18,322	37,700

Net cash used in operating activities	(160,285)	(1,236,581)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(375,000,000)

Net cash used in investing activities	—	(375,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	6,604
Repayment of note payable to related party	—	(168,731)
Proceeds received from initial public offering, gross	—	375,000,000
Proceeds received from private placement	—	10,000,000
Offering costs paid	—	(7,977,302)

Net cash provided by financing activities	—	376,860,571

Net change in cash	(160,285)	623,990

Cash - beginning of the period	160,991	—

Cash - end of the period	$706	$623,990

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$85,000

Deferred underwriting commissions	$—	$13,125,000

Forfeiture of Class B ordinary shares	$—	$69

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.
Sponsor and Financing
The Company’s sponsor is Leo Investors II Limited Partnership, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated its Initial Public Offering of 37,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 2,500,000 additional Units to partially cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $375.0 million, and incurring offering costs of approximately $21.3 million, of which approximately $13.1 million was in respect of deferred underwriting commissions (Note 6).
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
The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or by January 12, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund the Company’s regulatory compliance requirements, and other costs related thereto and/or to pay the Company’s income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Going Concern
As of June 30, 2022, the Company had $706 in its operating bank account and a working capital deficit of approximately $18,000.
The Company’s liquidity needs through Initial Public Offering have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares and the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note 5). The Company repaid the Note in full on January 19, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 12, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting and underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred presented as non-operating
expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$3,360,640	$840,160	$(2,998,669)	$(749,667)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	37,500,000	9,375,000	37,500,000	9,375,000

Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.08)	$(0.08)

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$6,176,224	$1,544,056	$(3,222,897)	$(854,384)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	37,500,000	9,375,000	35,220,994	9,337,017

Basic and diluted net income (loss) per ordinary share	$0.16	$0.16	$(0.09)	$(0.09)
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Note
3-Initial
Public Offering
On January 12, 2021, the Company consummated its Initial Public Offering of 37,500,000 Units, including 2,500,000 additional Units to partially cover over-allotments, at $10.00 per Unit, generating gross proceeds of $375.0 million, and incurring offering costs of approximately $21.3 million, of which approximately $13.1 million was in respect of deferred underwriting commissions (Note 6).
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 in expenses in connection with such services during the three months ended June 30, 2022 and 2021, and approximately $60,000 and $56,000 during the six months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were $20,000 and $0 outstanding, respectively, and included in the payable to related party in the accompanying condensed balance sheets.
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
Note 7 -Warrants
As of June 30, 2022 and December 31, 2021, the Company had 9,375,000 Public Warrants and 6,666,667 Private Placement Warrants outstanding.
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
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant; and

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

•
at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

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
Note 8 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 37,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$375,000,000
Less:
Fair value of Public Warrants at issuance	(7,312,500)
Offering costs allocated to Class A ordinary shares	(20,898,264)
Plus:
Accretion on Class A ordinary shares to redemption value	28,210,764

Class A ordinary shares subject to possible redemption as of December 31, 2022	375,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	199,811

Class A ordinary shares subject to possible redemption as of June 30, 2022	$375,199,811

Note 9 - Shareholders’ Deficit
Preference Shares-The
 Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-
The
 Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 37,500,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to
 issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were
9,375,000 Class B ordinary shares outstanding.
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
Note 10 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$375,299,811	$—	$—
Liabilities:
Warrant liabilities - public warrants	$750,000	$—	$—
Warrant liabilities - private placement warrants	$—	$—	$533,334

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$375,032,984	$—	$—
Liabilities:
Warrant liabilities - public warrants	$5,437,500	$—	$—
Warrant liabilities - private placement warrants	$—	$—	$3,866,667
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three months ended June 30, 2022 and 2021, the Company recognized a decrease/(increase) in the fair value of warrant liabilities of approximately $4.2 million and $(3.9) million, and approximately $8.0 million and $(3.0) million for the six months ended June 30, 2022 and 2021, respectively, presented on the accompanying unaudited condensed statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the three and six months ended June 30, 2022 and 2021 are summarized as follows:

Warrant liabilities as of January 1, 2022	$3,866,667
Change in fair value of warrant liabilities	(1,600,000)

Warrant liabilities as of March 31, 2022	2,266,667
Change in fair value of warrant liabilities	(1,733,333)

Warrant liabilities as of June 30, 2022	$533,334

Warrant liabilities as of January 1, 2021	$—
Issuance of Public and Private Placement Warrants	12,579,167
Public Warrants transferred to Level 1	(7,312,500)
Change in fair value of warrant liabilities	(266,667)

Warrant liabilities as of March 31, 2021	5,000,000
Change in fair value of warrant liabilities	1,466,667

Warrant liabilities as of June 30, 2021	$6,466,667

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

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.86	$9.75
Term (in years)	5.51	5.75
Volatility	6.50%	10.00%
Risk-free interest rate	2.97%	1.32%
Dividend yield	—	—
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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or by January 12, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our regulatory compliance requirements, and other costs related thereto and/or to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
Liquidity and Going Concern
As of June 30, 2022, we had $706 in our operating bank account and working capital deficit of approximately $18,000.
Our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the Founder Shares and a loan of approximately $169,000 from our Sponsor pursuant to the Note. We repaid the Note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination. However, in connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity needs and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 12, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
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
Results of Operations
Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2022, we had net income of approximately $4.2 million, which consisted of a gain of approximately $4.2 million in change in the fair value of warrant liabilities and approximately $258,000 of net gain on the investments held in the Trust Account, partially offset by approximately $198,000 general and administrative expenses and $30,000 in related party general and administrative expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $3.7 million, which consisted of approximately $199,000 general and administrative expenses, approximately $30,000 in related party general and administrative expenses and approximately $3.5 million loss in change in the fair value of warrant liabilities, partially offset by approximately $9,000 of net gain on the investments held in Trust Account.
For the six months ended June 30, 2022, we had net income of approximately $7.7 million, which consisted of a gain of approximately $8.0 million in change in the fair value of warrant liabilities and approximately $267,000 of net gain on the investments held in the Trust Account, partially offset by approximately $507,000 general and administrative expenses and $60,000 in related party general and administrative expenses.
For the six months ended June 30, 2021, we had a net loss of approximately $4.1 million, which consisted of approximately $628,000 general and administrative expenses, approximately $56,000 in related party general and administrative expenses, approximately $426,000 in offering costs associated with the issuance of warrants and approximately $3.0 million loss in change in the fair value of warrant liabilities, partially offset by approximately $14,000 of net gain on the investments held in Trust Account.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $30,000 in expenses in connection with such services during the three months ended June 30, 2022 and 2021, and approximately $60,000 and $56,000 during the six months ended June 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were $20,000 and $0 outstanding included in payable to related party in the accompanying unaudited condensed balance sheets.
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

Critical Accounting Policies
Class A Ordinary Shares Subject to Possible Redemption
We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our most recent Annual Report on
Form 10-K filed
with the SEC on March 31, 2022 and in our Quarterly Report on Form
10-Q
filed with the SEC on May 13, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
No underwriting discounts or commissions were paid with respect to such sales.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 11, 2022	LEO HOLDINGS CORP. II

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	President and Chief Executive Officer (Principal Executive Officer)