Form 10-Q
period 2022-09-30
Leo Holdings Corp. II
filed 2022-11-14
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
10
, 2022, 37,500,000 Class A ordinary shares, par value $0.0001 per share, and 9,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Leo Holdings Corp. II

Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
LEO HOLDINGS CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$706	$160,991
Prepaid expenses	152,853	454,459

Total current assets	153,559	615,450
Investments held in Trust Account	376,499,146	375,032,984

Total Assets	$376,652,705	$375,648,434

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$317,104	$66,516
Accounts payable—related party	50,000	—
Accrued expenses	49,172	—

Total current liabilities	416,276	66,516
Deferred underwriting commissions	13,125,000	13,125,000
Warrant liabilities	481,250	9,304,167

Total liabilities	14,022,526	22,495,683

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 37,500,000 shares issued and outstanding at approximately $10.04 and $10.00 per share of redemption value as of September 30, 2022 and December 31, 2021, respectively	376,399,146	375,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	937	937
Accumulated deficit	(13,769,904)	(21,848,186)

Total shareholders’ deficit	(13,768,967)	(21,847,249)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$376,652,705	$375,648,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses
General and administrative expenses	$214,271	$276,638	$721,651	$905,085
General and administrative expenses—related party	30,000	43,345	90,000	99,592

Loss from operations	(244,271)	(319,983)	(811,651)	(1,004,677)
Other income (expenses):
Change in fair value of warrant liabilities	802,084	5,293,750	8,822,917	2,312,500
Offering costs associated with issuance of warrants	—	—	—	(425,516)
Net gain from investments held in Trust Account	1,199,335	9,454	1,466,162	23,633

Net income	$1,757,148	$4,983,221	$9,477,428	$905,940

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	37,500,000	37,500,000	35,989,011

Basic and diluted net income per Class A ordinary share	$0.04	$0.11	$0.20	$0.02

Weighted average shares outstanding of Class B ordinary shares, basic	9,375,000	9,375,000	9,375,000	9,349,817

Weighted average shares outstanding of Class B ordinary shares, diluted	9,375,000	9,375,000	9,375,000	9,375,000

Basic and diluted net income per Class B ordinary share	$0.04	$0.11	$0.20	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	9,375,000	$937	$—	$(21,848,186)	$(21,847,249)
Net income	—	—	—	—	—	3,519,480	3,519,480

Balance—March 31, 2022 (unaudited)	—	—	9,375,000	937	—	(18,328,706)	(18,327,769)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(199,811)	(199,811)
Net income	—	—	—	—	—	4,200,800	4,200,800

Balance—June 30, 2022 (unaudited)	—	—	9,375,000	937	—	(14,327,717)	(14,326,780)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,199,335)	(1,199,335)
Net income	—	—	—	—	—	1,757,148	1,757,148

Balance—September 30, 2022 (unaudited)	—	$—	9,375,000	$937	$—	$(13,769,904)	$(13,768,967)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(33,878)	$(8,878)
Excess cash received over the fair value of the private warrants	—	—	—	—	4,733,333	—	4,733,333
Class B ordinary shares forfeited	—	—	(687,500)	(69)	69	—	—
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,757,396)	(23,453,368)	(28,210,764)
Net loss	—	—	—	—	—	(328,945)	(328,945)

Balance—March 31, 2021 (unaudited)	—	—	9,375,000	937	—	(23,816,191)	(23,815,254)
Net loss	—	—	—	—	—	(3,748,336)	(3,748,336)

Balance—June 30, 2021 (unaudited)	—	—	9,375,000	937	—	(27,564,527)	(27,563,590)
Net income	—	—	—	—	—	4,983,221	4,983,221

Balance—September 30, 2021 (unaudited)	—	$—	9,375,000	$937	$—	$(22,581,306)	$(22,580,369)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$9,477,428	$905,940
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,822,917)	(2,312,500)
Offering costs associated with issuance of warrants	—	425,516
Net gain from investments held in Trust Account	(1,466,162)	(23,633)
Change in operating assets and liabilities:
Prepaid expenses	301,606	(549,833)
Accounts payable	250,588	74,716
Accounts payable—related party	50,000	23,345
Accrued expenses	49,172	43,500

Net cash used in operating activities	(160,285)	(1,412,949)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(375,000,000)

Net cash used in investing activities	—	(375,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	6,604
Repayment of note payable to related party	—	(168,731)
Proceeds received from initial public offering, gross	—	375,000,000
Proceeds received from private placement	—	10,000,000
Offering costs paid	—	(7,977,302)

Net cash provided by financing activities	—	376,860,571

Net change in cash	(160,285)	447,622

Cash—beginning of the period	160,991	—

Cash—end of the period	$706	$447,622

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$85,000

Deferred underwriting commissions	$—	$13,125,000

Forfeiture of Class B ordinary shares	$—	$69

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had $706 in its operating bank account and a working capital deficit of approximately $263,000.
The Company’s liquidity needs through Initial Public Offering have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares and the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note 5). The Company repaid the Note in full on January 19, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.
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
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
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

Net Income per Ordinary Share
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 16,041,667
Class A ordinary shares since they are contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$1,405,718	$351,430	$3,986,577	$996,644

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	37,500,000	9,375,000	37,500,000	9,375,000

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.11	$0.11

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income—basic	$7,581,942	$1,895,486	$719,116	$186,824
Allocation of net income—diluted	$7,581,942	$1,895,486	$718,717	$187,223

Denominator:
Weighted average ordinary shares outstanding, basic	37,500,000	9,375,000	35,989,011	9,349,817
Weighted average ordinary shares outstanding, diluted	37,500,000	9,375,000	35,989,011	9,375,000

Basic net income per ordinary share	$0.20	$0.20	$0.02	$0.02
Diluted net income per ordinary share	$0.20	$0.20	$0.02	$0.02
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.
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
Note
5-Related
Party Transactions
Founder Shares
On September 9, 2020, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 10,062,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). In December 2020, the Sponsor transferred 30,000 Founder Shares to each of the Company’s directors and 90,000 shares in the aggregate to the Company’s strategic advisors. The Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on January 12, 2021 to purchase an addition of 2,500,000 Units, with the remaining portion of the over-allotment option expiring at the conclusion of the
45-day
option period. As a
result of the expiration of the remaining over-allotment
 option, 687,500 Founder Shares were forfeited.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 and $43,000 in expenses in connection with such services during the three months ended September 30, 2022 and 2021, and approximately $90,000 and $100,000 during the nine months ended September 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, there were $50,000 and $0 outstanding, respectively, and included in the payable to related party in the accompanying condensed balance sheets.
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
Note 7—Warrants
As of September 30, 2022 and December 31, 2021, the Company had 9,375,000 Public Warrants and 6,666,667 Private Placement Warrants outstanding.
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
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 37,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$375,000,000

Less:
Fair value of Public Warrants at issuance	(7,312,500)
Offering costs allocated to Class A ordinary shares	(20,898,264)

Plus:
Accretion on Class A ordinary shares to redemption value	28,210,764

Class A ordinary shares subject to possible redemption as of December 31, 2021	375,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,399,146

Class A ordinary shares subject to possible redemption as of September 30, 2022	$376,399,146

Note 9—Shareholders’ Deficit
Preference Shares—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 37,500,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note 8).
Class
 B Ordinary Shares
—The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 9,375,000 Class B ordinary shares outstanding.
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
Note 10—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Treasury Securities	$376,499,146	$—	$—
Liabilities:
Warrant liabilities—public warrants	$281,250	$—	$—
Warrant liabilities—private placement warrants	$—	$—	$200,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Treasury Securities	$375,032,984	$—	$—
Liabilities:
Warrant liabilities—public warrants	$5,437,500	$—	$—
Warrant liabilities—private placement warrants	$—	$—	$3,866,667

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. There were no transfers during the three and nine months ended September 30, 2022.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three months ended September 30, 2022 and 2021, the Company recognized a decrease in the fair value of warrant liabilities of approximately $802,000 and $5.3 million, and approximately $8.8 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively, presented on the accompanying unaudited condensed statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

Warrant liabilities as of January 1, 2022	$3,866,667
Change in fair value of warrant liabilities	(1,600,000)

Warrant liabilities as of March 31, 2022	2,266,667
Change in fair value of warrant liabilities	(1,733,333)

Warrant liabilities as of June 30, 2022	533,334
Change in fair value of warrant liabilities	(333,334)

Warrant liabilities as of September 30, 2022	$200,000

Warrant liabilities as of January 1, 2021	$—
Issuance of Public and Private Placement Warrants	12,579,167
Public Warrants transferred to Level 1	(7,312,500)
Change in fair value of warrant liabilities	(266,667)

Warrant liabilities as of March 31, 2021	5,000,000
Change in fair value of warrant liabilities	1,466,667

Warrant liabilities as of June 30, 2021	6,466,667
Change in fair value of warrant liabilities	(2,200,000)

Warrant liabilities as of September 30, 2021	$4,266,667

The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using a Monte-Carlo simulation which utilizes Level 3 inputs. For periods subsequent to the detachment of the Public Warrants, the public warrants’ quoted market price was used. The Private Placement Warrants continue to be valued using a Monte-Carlo simulation. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon

yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.96	$9.75
Term (in years)	5.75	5.75
Volatility	5.70%	10.00%
Risk-free interest rate	3.95%	1.32%
Dividend yield	—	—
Note 11—Subsequent Events
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

Liquidity and Going Concern

As of September 30, 2022, we had $706 in our operating bank account and working capital deficit of approximately $263,000.

Our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the Founder Shares and a loan of approximately $169,000 from our Sponsor pursuant to the Note. We repaid the Note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $1.8 million, which consisted of a gain of approximately $802,000 in change in the fair value of warrant liabilities and approximately $1.2 million of net gain on the investments held in the Trust Account, partially offset by approximately $214,000 general and administrative expenses and $30,000 in related party general and administrative expenses.

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

For the nine months ended September 30, 2022, we had net income of approximately $9.5 million, which consisted of a gain of approximately $8.8 million in change in the fair value of warrant liabilities and approximately $1.5 million of net gain on the investments held in the Trust Account, partially offset by approximately $722,000 general and administrative expenses and $90,000 in related party general and administrative expenses.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $30,000 in expenses in connection with such services during the three months ended September 30, 2022 and 2021, and approximately $90,000 and $100,000 during the nine months ended September 30, 2022 and 2021, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, there were $50,000 and $0 outstanding included in payable to related party in the accompanying unaudited condensed balance sheets.

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

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”), Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net Income per Ordinary Share

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 10, 2022	LEO HOLDINGS CORP. II

/s/ Lyndon Lea
By:
	Name:	Lyndon Lea
	Title:	President and Chief Executive Officer (Principal Executive Officer)