Form 10-K
period 2022-12-31
Leo Holdings Corp. II
filed 2023-03-20
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates
of the Registrant was $369.8 million.
As of March
20
, 2023, 4,575,964 Class A ordinary shares, and 9,375,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our recently announced business combination with World View Enterprises Inc (“World View”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

•	our ability to complete our initial business combination, including our recently announced proposed business combination with World View;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

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

v

1. PART I

ITEM 1.	BUSINESS

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We intend to focus our search for a target business in the consumer sector and believe our management team is well suited to identify opportunities that have the potential to generate attractive risk-adjusted returns for our shareholders, although we may pursue a business combination opportunity in any business or industry.

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

Proposed Business Combination with World View

Agreement and Plan of Merger

On January 12, 2023, Leo Holdings Corp. II (the “Company”), Glimpse Merger Sub, Inc., a Delaware corporation and a wholly owned Subsidiary of the Company (“Merger Sub I”), Glimpse Merger Sub II, LLC, a Delaware limited liability company and a wholly owned Subsidiary of the Company (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), and World View Enterprises Inc., a Delaware corporation (“World View”) entered into an Agreement and Plan of Merger (the “Agreement”). World View and the Company are collectively referred to as the “Parties.”

The Domestication

Pursuant to the Agreement, prior to the closing of the transactions contemplated by the Agreement (the “Closing”), the Company shall domesticate as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the Delaware General Corporation Law and Sections 206 to 209 of the Companies Act (As Revised) of the Cayman Islands.

In connection with the Domestication, (i) each Class A ordinary share, par value $0.0001 per share of the Company outstanding immediately prior to the effective time of the Domestication shall be converted into one (1) share of common stock, par value $0.0001 per share of the Company (the “Company Common Stock”) and (ii) each Class B ordinary share, par value $0.0001 per share of the Company outstanding immediately prior to the effective time of the Domestication shall be converted into one (1) share of Company Common Stock.

The Business Combination

Pursuant to the Agreement, it is anticipated that (a) Merger Sub I shall merge with an into World View (the “First Merger”), with World View being the surviving corporation of the First Merger; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, World View will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving Company”), and as a result of which the Surviving Company will become a wholly owned Subsidiary of the Company.

The Mergers and the other transactions contemplated by the Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the second quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment or waiver of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Agreement, at the effective time of the First Merger, each outstanding share of common stock, par value $0.00001 of World View (the “World View Common Stock”) (including shares of World View Common Stock resulting from the conversion of preferred stock, convertible notes and simple agreements for future equity of World View) will be converted into the right to receive the number of shares of Company Common Stock equal to Per Share Merger Consideration. The total consideration to be paid at the closing to the selling parties in connection with the Agreement will be approximately $350,000,000 (subject to certain adjustments as set forth in the Agreement, including with respect to the sponsor promote value, certain transaction expenses and the cash and debt of World View).

Representations and Warranties; Covenants

The Agreement contains customary representations and warranties and covenants from each of the parties, including certain restrictive covenants applicable to the Selling Parties. The Parties have agreed to take all actions necessary or appropriate such that effective immediately after the effective time of the First Merger the Company’s board of directors will be divided into three classes and be composed of a total of seven (7) directors, which directors shall include two (2) individuals designated by the Company, four (4) individuals designated by World View and one (1) individual designated by the Parties who qualifies as an “independent director” under the rules of the New York Stock Exchange (“NYSE”) or the Nasdaq Stock Market LLC (“Nasdaq”), as applicable. The Parties may also enter into additional equity or equity-linked financing commitments for up to $75 million gross proceeds at or prior to the closing of the Business Combination.

Conditions to Each Party’s Obligations

The obligations of Parties to consummate the transactions contemplated by the Merger Agreement, are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following conditions: (i) there is no order of any nature prohibiting the consummation of the transactions contemplated by the Agreement, and no Law shall have been adopted that makes consummation of the transactions contemplated by the Agreement illegal or otherwise prohibited; (ii) all required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) shall have been completed and, if applicable, the waiting period (and any extension thereof) applicable to the consummation of the transactions contemplated under the HSR Act shall have expired or been terminated, and if the Parties have entered into a regulatory timing agreement with a governmental entity, the waiting period contemplated hereby under the HSR Act shall be deemed extended by the same period provided in such regulatory timing agreement; (iii) the required Company shareholder approval shall have been obtained; (iv) the World View required approval shall have been obtained; (v) the registration statement / proxy statement shall have become effective in accordance with the provisions of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (the “Securities Act”), no stop order shall have been issued by the Securities and Exchange Commission (the “SEC”) that remains in effect with respect to the registration statement / proxy statement, and no proceeding seeking such a stop order shall have been threatened or initiated by the SEC that remains pending; (vi) the Company’s common stock to be issued in connection with the transactions contemplated by the Agreement shall be listed or have been approved for listing on NYSE or Nasdaq, subject only to official notice of issuance thereof; (vii) after giving effect to the transactions contemplated hereby (including any financing), the Company shall have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act of 1934, as amended (the “Exchange Act”)) immediately after the Closing; and (viii) the Domestication shall have been consummated.

The obligations of World View to consummate the transactions contemplated by the Agreement are further subject to the satisfaction (or written waiver by World View) at or prior to the Closing of the following conditions: (i) certain representations and warranties of the Company, Merger Sub I and Merger Sub II shall be true and correct as of the date of Closing as if made at and as of such time; (ii) each of the Company, Merger Sub I and Merger Sub II shall have performed in all material respects its obligations under the Agreement required to be performed by it at or prior to the Closing pursuant to the terms hereof; (iii) an authorized officer of the Company shall have executed and delivered to the World View a certificate as to compliance with certain conditions; (iv) the receipt of certain closing deliverables; (v) the amount of available cash, less the Company’s transaction expenses, less deductible World View transaction expenses shall be equal to or greater than $20,000,000; and (vi) the new certificate of incorporation of the Company shall have been filed with the Secretary of State of the State of Delaware and the Company shall have adopted the contemplated bylaws.

The obligations of the Company and the Merger Subs to consummate the transactions contemplated by the Agreement are further subject to the satisfaction (or written waiver by the Company) at or prior to the Closing of the following conditions: (i) certain representations and warranties of World View shall be true and correct as of the date of the Agreement and as of the date of Closing; (ii) World View shall have performed in all material respects its obligations under the Agreement required to be performed by it at or prior to the date of Closing; (iii) the Company shall have received certain closing deliveries; (iv) there shall not have occurred a “material adverse effect” since the date of the Agreement; and (v) an authorized officer World View shall have executed and delivered a certificate as to its compliance with certain conditions.

Termination

The Agreement may be terminated at any time at or prior to the Closing: (i) in writing, by mutual consent of the Parties; (ii) by either the Company or World View by written note to the other Party if any order of any nature is in effect prohibiting the consummation of the transactions contemplated by the Agreement or any law has been adopted that makes consummation of the transactions contemplated by the Agreement illegal or otherwise prohibited; provided, that the right to terminate the Agreement as described in this clause (ii) shall not be available to any Party whose breach of any representation, warranty, covenant or agreement of the Agreement results in or causes such final, non-appealable order or law; (iii) by the Company if there has been a “material adverse effect” since the date of the Agreement or breach of any representation, warranty, covenant or other agreement or any such representation and warranty shall have become untrue or inaccurate after the date of the Agreement (subject to certain limitations) and such breach or inaccuracy would result in a failure of certain closing conditions to be satisfied on the Closing Date, (iv) by World View if there has been a breach of any representation, warranty, covenant or other agreement made by the Company, Merger Sub I or Merger Sub II in the Agreement, or any such representation and warranty shall have become untrue or inaccurate after the date of the Agreement (subject to certain limitations) and such breach or inaccuracy would result in a failure of certain closing conditions to be satisfied on the Closing Date; (v) by either World View or the Company by written notice to the other Party if the Closing has not occurred on or prior to October 12, 2023; provided, that such right to terminate shall not be available to any Party whose action or failure to act has been a principal cause of or primarily resulted in the failure of the Closing to occur on or before such date and such action or failure to act constitutes a breach of the Agreement; (vi) by either World View or the Company by written notice to the other Party if the Company’s shareholder meeting has been held (including any adjournment thereof), has concluded, the shareholders of the Company have duly voted, and the required approvals of the Company’s shareholders was not obtained; (vii) by the Company by giving written notice to the Company at any time following the time that is 48 hours after the Registration Statement / Proxy Statement is declared effective but prior to the delivery of the written consent from World View’s stockholders; or (viii) by the Company, in its sole discretion, by giving written notice to World View at any time within thirty (30) days after the date of the Agreement, based on its due diligence review of World View.

A copy of the Agreement is attached as Exhibit 2.1 and is incorporated herein by reference, and the foregoing description of the Agreement is qualified in its entirety by reference thereto. The Agreement contains representations, warranties and covenants that the respective Parties made to each other as of the date of the Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective Parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to shareholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. The Company believes that these schedules do not contain information that is material to an investment or voting decision.

Sponsor Agreement

Concurrently with the execution of the Agreement, (i) the Company, (ii) Leo Investors II Limited Partnership, a Cayman Islands exempted limited partnership (the “Sponsor”), Lori Bush (“Bush”), Mary E. Minnick (“Minnick”), Naveen Agarwal (“Agarwal”), Scott Flanders (“Flanders”), Imran Khan (“Khan”), Scott McNealy (“McNealy”) and Mark Masinter (“Masinter”, and together with Bush, Minnick, Agarwal, Flanders, Khan, McNealy and the Sponsor, the “Sponsor Parties”) and (iii) World View, entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor Parties have agreed to (i) vote in favor of the Transaction Proposals (as such term is defined in the Agreement) and the transactions contemplated thereby, (ii) waive the anti-dilution or similar protections with respect to the Class B ordinary shares, par value $0.0001 per share of the Company held by the Sponsor Parties and (iii) not redeem any of their shares in connection with the vote to approve the Business Combination.

The foregoing description of the Sponsor Agreement is subject to and qualified in its entirety by reference to the full text of the Sponsor Agreement, a copy of which is attached as Exhibit 10.6 hereto and the terms of which are incorporated herein by reference.

Registration Rights Agreement

At the closing of the Business Combination, the Company, the Sponsor Parties and certain equityholders of World View will enter into an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which, among other things, the parties thereto will be granted customary registration rights with respect to shares of the post-Business Combination company.

The foregoing description of the Registration Rights Agreement is subject to and qualified in its entirety by reference to the full text of the form of Registration Rights Agreement, a copy of which is attached as Exhibit 10.7 hereto, and the terms of which are incorporated herein by reference.

Support Agreement

Concurrently with the execution of the Agreement, the Company, World View and certain stockholders of World View (collectively, the “World View Holders”) entered into transaction support agreements (the “Support Agreements”) with the Company and World View, pursuant to which the World View Holders have agreed to, among other things, (i) waive any appraisal rights in connection with the Mergers and (ii) consent to and vote in favor of the Agreement and the transactions contemplated thereby (including the Mergers).

The foregoing description of the Support Agreement is subject to and qualified in its entirety by reference to the full text of the Support Agreement, a copy of which is attached as Exhibit 10.8 hereto and the terms of which are incorporated herein by reference.

Lock-up Arrangements

The Sponsor Parties and World View equityholders will be subject to lock-up arrangements on their equity securities of the post-Business Combination company pursuant to which, without the prior written consent of the post-Business Combination company, during the period commencing on the closing of the Business Combination and with respect to the World View equityholders, ending on the date that is 180 days after the closing, and with respect to the Sponsor Parties, ending on the date that is 365 days after the closing, such parties will not (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, such shares or other equity securities (the “Lock-Up Securities”) or (2) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of post-Business Combination company capital stock, in cash or otherwise. The lock-up restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, certain open market transfers and transfers upon death or by will. The lock-up restrictions for the Sponsor Parties will also lapse prior to their expiration upon the occurrence of certain events, including the closing price of post-Business Combination company common stock reaching certain thresholds.

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

With respect to the above, past performance of our management team, Leo Holdings Corp., Leo III or Lion Capital and its affiliates is not a guarantee of either (i) success with respect to a business combination that may be consummated or (ii) the ability to successfully identify and execute a transaction. You should not rely on the historical record of management, Leo Holdings Corp., Leo III or Lion Capital and its affiliates as indicative of future performance. An investment in us is not an investment in Lion Capital. For a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, please refer to “Management-Conflicts of Interest.”

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Management-Conflicts of Interest.”

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor has agreed to vote its founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, we would not need any public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the date by which we are required to consummate a business combination purusuant to our amended and restated memorandum and articles of association (the “Termination Date”).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only until the Termination Date to consummate an initial business combination. If we are unable to consummate an initial business combination by the Termination Date, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination before the Termination Date. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account, subject to applicable Cayman Islands law.

Our sponsor has entered into an agreement with us, pursuant to which it has waived its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to consummate an initial business combination before the Termination Date. However, if our sponsor or members of our management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate an initial business combination before the Termination Date.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination before the Termination Date, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $591 of proceeds held outside the trust account as of December 31, 2022 plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

Although we will seek to have all vendors, service providers (except for our independent registered public accountant), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to $591 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however we do not believe that such liability would be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,700,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination before the Termination Date, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination before the Termination Date, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we are unable to complete an initial business combination before the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control over financial reporting procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control over financial reporting procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting. The development of the internal controls over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

•

The requirement that we consummate an initial business combination before the Termination Date, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

•

We may not be able to consummate an initial business combination before the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

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

•

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

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

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Proposed Business-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

Our sponsor owns, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our sponsor’s founder shares, we would not need any public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

The requirement that we consummate an initial business combination before the Termination Date, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination before the Termination Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate an initial business combination before the Termination Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination before the Termination Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account, subject to applicable Cayman Islands law.

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

In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Item 1. Business-Permitted Purchases of Our Securities” for a description of how our sponsor, directors, executive officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

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

Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination before the Termination Date and (iii) the redemption of our public shares if we are unable to consummate an initial business before the Termination Date, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we are unable to complete an initial business combination before the Termination Date, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. To mitigate the risk of that result, we intend to instruct, prior to the shareholder meeting, Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation.

As a result, following such change, we will likely receive minimal interest on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or our liquidation.

As indicated above, we completed our initial public offering in February 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time. The SPAC Proposed Rules relate, among other matters, to the circumstances in which special purpose acquisition companies such as us could potentially be subject to the Investment Company Act. The SPAC Proposed Rules would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a special purpose acquisition company satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a special purpose acquisition company would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rules would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than the Termination Date. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Proposed Rules.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our initial public offering and until the 36-month anniversary of the consummation of our initial public offering, have been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), prior to the 24-month anniversary of the consummation of our initial public offering, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and have maintained the funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Interest on such deposit account is currently 2.75% per annum, but such deposit account carries a variable rate and we cannot assure you that such rate will not decrease or increase significantly. Following such liquidation, we would likely receive minimal interest on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units and Class A ordinary shares are currently listed on the NYSE. Although we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, our securities will be, or will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and Class A ordinary shares are on NYSE, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until the Termination Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, will be sufficient to allow us to operate until the Termination Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. As of December 31, 2022, we will have access to up to $591 from the proceeds of our initial public offering with which to pay any such fees. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to consummate an initial business combination before the Termination Date, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm ) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive minimal interest, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus surfaced, which has and is continuing to spread throughout the world. Since that time, the pandemic, together with resulting voluntary and government mandated actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of regional, national and global economies. COVID-19 has adversely affected economies and financial markets worldwide, and it may materially and adversely affect the business of any potential target business with which we seek to consummate, or consummate, a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19, including any new variant of COVID-19 that may emerge, result in a renewal of travel restrictions, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

If we are unable to consummate an initial business combination before the Termination Date, our public shareholders may be forced to wait beyond the Termination Date before redemption from our trust account.

If we are unable to consummate an initial business combination before the Termination Date, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, divided by the number of the then outstanding public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the Termination Date before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account, subject to applicable Cayman Islands law.

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

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Proposed Rules”) that would, among other items, impose additional disclosure requirements in initial public offerings by special purpose acquisition companies and business combination transactions involving special purpose acquisition companies and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 495,424,036 and 40,625,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. There no preference shares issued and outstanding.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

On September 9, 2020 we issued to our sponsor an aggregate of 10,062,500 founder shares in exchange for a payment of $25,000, or approximately $0.003 per share, from our sponsor to cover for certain of our expenses. In December 2020 our sponsor transferred 30,000 founder shares to each of our directors and 90,000 shares in the aggregate to our strategic advisors. Our Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. As a result of the expiration of the over-allotment option, 687,500 Founder Shares were forfeited. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 6,666,667 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per warrant ($10,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business before the Termination Date, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination before the Termination Date. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers, and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate an initial business combination before the Termination Date, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our sponsor owns, on an as-converted basis, 66% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any of our securities in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

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

Unlike most blank check companies, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by us and, (i) in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance, and (ii) to the extent that such issuance is made to Lion Capital or its affiliates, without taking into account the transfer of founder shares or private placement warrants (including if such transfer is effectuated as a surrender to us and subsequent reissuance by us) by our sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants for cash” and “Redemption of warrants for Class A ordinary shares” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities-Warrants-Public Shareholders’ Warrants- Redemption of warrants for Class A ordinary shares” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

(a) Market Information

Our units and shares of Class A ordinary shares are each traded on the NYSE under the symbol “LHC.U” and “LHC” respectively. Our units commenced public trading on the NYSE in January 2021. Our shares of Class A ordinary shares and warrants began separate trading in March 2021. Our warrants trade on the over-the-counter market under the symbol “LHCIW”.

(b) Holders

On December 31, 2022, there was one holder of record for our units, one holder of record for our shares of Class A ordinary shares, four holders of our shares of Class B ordinary shares and two holders of our warrants.

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

No underwriting discounts or commissions were paid with respect to such sales.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

If we are unable to complete a Business Combination by the Termination Date (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our regulatory compliance requirements, and other costs related thereto and/or to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On January 12, 2023, we, Glimpse Merger Sub, Inc., a Delaware corporation and a wholly owned Subsidiary of us (“Merger Sub I”), Glimpse Merger Sub II, LLC, a Delaware limited liability company and a wholly owned Subsidiary of us (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), and World View Enterprises Inc., a Delaware corporation (“World View”) entered into an Agreement and Plan of Merger (the “Agreement”). World View and we are collectively referred to as the “Parties.”

Pursuant to the Agreement, prior to the closing of the transactions contemplated by the Agreement (the “Closing”), we shall domesticate as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the Delaware General Corporation Law and Sections 206 to 209 of the Companies Act (As Revised) of the Cayman Islands.

In connection with the Domestication, (i) each Class A ordinary share, par value $0.0001 per share of ours outstanding immediately prior to the effective time of the Domestication shall be converted into one (1) share of common stock, par value $0.0001 per share of ours (the “Company Common Stock”) and (ii) each Class B ordinary share, par value $0.0001 per share of ours outstanding immediately prior to the effective time of the Domestication shall be converted into one (1) share of our Common Stock.

Pursuant to the Agreement, it is anticipated that (a) Merger Sub I shall merge with an into World View (the “First Merger”), with World View being the surviving corporation of the First Merger; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, World View will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving Company”), and as a result of which the Surviving Company will become a wholly owned Subsidiary of us.

The Mergers and the other transactions contemplated by the Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the second quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment or waiver of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Agreement, at the effective time of the First Merger, each outstanding share of common stock, par value $0.00001 of World View (the “World View Common Stock”) (including shares of World View Common Stock resulting from the conversion of preferred stock, convertible notes and simple agreements for future equity of World View) will be converted into the right to receive the number of shares of Company Common Stock equal to Per Share Merger Consideration. The total consideration to be paid at the closing to the selling parties in connection with the Agreement will be approximately $350,000,000 (subject to certain adjustments as set forth in the Agreement, including with respect to the sponsor promote value, certain transaction expenses and the cash and debt of World View).

Concurrently with the execution of the Agreement, (i) we, (ii) the Sponsor, Lori Bush (“Bush”), Mary E. Minnick (“Minnick”), Naveen Agarwal (“Agarwal”), Scott Flanders (“Flanders”), Imran Khan (“Khan”), Scott McNealy (“McNealy”) and Mark Masinter (“Masinter”, and together with Bush, Minnick, Agarwal, Flanders, Khan, McNealy and the Sponsor, the “Sponsor Parties”) and (iii) World View, entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor Parties have agreed to (i) vote in favor of the Transaction Proposals (as such term is defined in the Agreement) and the transactions contemplated thereby, (ii) waive the anti-dilution or similar protections with respect to the Class B ordinary shares, par value $0.0001 per share of the Company held by the Sponsor Parties and (iii) not redeem any of their shares in connection with the vote to approve the Business Combination.

Extension of Combination Period

On January 9, 2023, we held the Extension Meeting to amend our amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Termination Date”) by which we have to consummate a business combination from January 12, 2023 (the “Original Termination Date”) to April 12, 2023 (the “Articles Extension Date”) and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until October 12, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of our initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). Our shareholders approved the Extension Amendment Proposal at the Extension Meeting and on January 10, 2023, we filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

As disclosed in the definitive proxy statement filed by us with the SEC on December 16, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to us as a loan, within five (5) business days of the date of the Extension Meeting, $720,000 to be deposited into the trust account established in connection with our initial public offering. In addition, in the event we do not consummate an initial business combination by the Articles Extension Date, the Lender will contribute to us as a loan up to $1,440,000 in six equal installments to be deposited into the Trust Account for each of six one-month extensions following the Articles Extension Date.

Accordingly, on January 12, 2023, we issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor. The Sponsor must fund the initial principal amount of $720,000 within two (2) business days of the date of the Promissory Note. The Promissory Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of us at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of us.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, par value $0.0001 per share, of us properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate redemption amount of approximately $334.2 million.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $591 in our operating account and working capital deficit of approximately $604,000.

Our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the Founder Shares, a loan of approximately $169,000 from our Sponsor pursuant to a promissory note. We repaid the promissory note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loan. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.

We may need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that we would not be able to meet its obligations within one year after the date that the financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 12, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from September 1, 2020 (inception) through December 31, 2022 was for our formation, and preparation for our Initial Public Offering. And since the closing of our Initial Public Offering on January 12, 2021, we began our search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2022, we had a net income of approximately $13.2 million, which consisted of a gain of approximately $9.0 million in change in the fair value of the warrant liabilities and approximately $5.3 million of net gain on the investments held in the Trust Account, partially offset by approximately $1.0 million general and administrative expenses and $120,000 in related party general and administrative expenses.

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

Related Party Loans

On September 8, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This Note was non-interest bearing and payable upon the completion of the Initial Public Offering. As of January 12, 2021, We borrowed approximately $169,000 under the Note. We repaid the Note in full on January 19, 2021. Subsequent to the repayment, the facility was no longer available to us.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, We had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $120,000 and $116,000 in expenses in connection with such services for the years ended December 31, 2022 and 2021, respectively, as reflected in the accompanying statements of operations. As of December 31, 2022 and December 31, 2021, there were $80,000 and $0 outstanding, respectively, and included in the payable to related party in the accompanying balance sheets.

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

On January 9, 2023, we and Deutsche Bank Securities Inc., one of the underwriters in the Initial Public Offering, entered into an agreement pursuant to which Deutsche Bank Securities Inc. waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated January 7, 2021, among us, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.). On January 23, 2023, Credit Suisse Securities (USA) LLC also waived its rights to receive such Deferred Discount.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has material affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

3. PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Ed Forst	62	Chairman
Lyndon Lea	54	President, Chief Executive Officer and Director
Robert Darwent	50	Chief Financial Officer and Director
Lori Bush	66	Director
Mary E. Minnick	63	Director
Naveen Agarwal	55	Director
Mark Masinter	56	Director

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

Mark Masinter serves as Chairman of Global Retail, Newmark Retail Services. Mr. Masinter joined Newmark from Open Realty Advisors, an esteemed global retail commercial real estate advisory firm acquired by Newmark in 2022. As Chairman of Global Retail, Mr. Masinter oversees strategic planning and business development for Newmark’s North American and International retail real estate business line. Prior to joining Newmark, Mr. Masinter served as Managing Member and Founder of Open Realty Advisors, establishing the firm in 1987. Under Mr. Masinter’s leadership, Open Realty Advisors consulted and led the store growth and real estate execution strategies of some of North America’s premier consumer brands. As Managing Member of Open Realty Partners, Mr. Masinter led the firm’s principal investment and development endeavors which has resulted in the successful execution of some of the premier retail and mixed-use properties in the US. In this role, Mr. Masinter’s primary focus was on design, curation, leasing and capital raising. Mr. Masinter graduated from Avon Old Farms School and received a Bachelor of Political Science degree from Southern Methodist University.

We believe that Mr. Masinter’s deep consumer industry background, coupled with broad operational and transactional experience, make him well qualified to serve as a director.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Naveen Agarwal and Mark Masinter will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Lori Bush and Mary E. Minnick, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Lyndon Lea, Ed Forst and Robert Darwent, will expire at our third annual general meeting.

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

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Lori Bush, Mary E. Minnick, Mark Masinter and Naveen Agarwal are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Pursuant to the NYSE’s phase-in rules for newly listed companies, we have one year from the date on which we are first listed on the NYSE to have our board of directors consist of a majority of independent directors.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NYSE and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of NYSE require that the nominating committee and the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Lori Bush, Mary E. Minnick, Mark Masinter and Naveen Agarwal serve as members of our audit committee. Our board of directors has determined that each of Lori Bush, Mary E. Minnick, and Naveen Agarwal are independent. Naveen Agarwal serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Nominating Committee

The members of our nominating committee are Lori Bush, Mary E. Minnick, Mark Masinter and Naveen Agarwal, and Ms. Bush serves as chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Lori Bush, Mary E. Minnick, and Naveen Agarwal are independent.

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

Compensation Committee

The members of our compensation committee are Lori Bush, Mary E. Minnick, Mark Masinter and Naveen Agarwal, and Ms. Bush serves as chairman of the compensation committee.

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

Below is a table summarizing the other entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Ed Forst	Lion Capital LLP Global Franchise Group, LLC	Private Equity Restaurant Franchise	Chairman Director

	REX-Real Estate Exchange, Inc.	Real Estate	Director
	Local Bounti Corporation	Agriculture	Chairman

Lyndon Lea	Lion Capital LLP	Private Equity	Managing Partner

	Digital Media Solutions Holdings, Inc.	Performance Marketing	Director
	AllSaints John Varvatos Alex and Ani Paige Hatchbeauty Lenny & Larry’s Nutiva Picard Surgeles Alain Afflelou	Fashion Brand Fashion Brand Jewelry Apparel Beauty Brand Food and Nutrition Food and Nutrition Food and Nutrition Eyewear	Director Director Director Director Director Director Director Director Director

Robert Darwent	Lion Capital LLP	Private Equity	Partner

	Digital Media Solutions Holdings, Inc.	Performance Marketing	Director

	Spence Diamonds Loungers plc	Jewelry Restaurant	Director Director

	Gordan Ramsay North America Gruppo Menghi	Restaurant Footwear	Director Director

Lori Bush	Solvasa LLC	Beauty and Wellness	Chief Executive Officer and Director

	Ruby Ribbon	Women’s Apparel	Director
Dermatological Products
	Topix		Director

Mary E. Minnick	Digital Media Solutions, Inc.	Performance Marketing	Chairperson
	Target Corporation	Retail Chain	Director

Naveen Agarwal	Prudential Financial	Financial Services	Chief Market Development Officer

Mark Masinter	Global Retail, Newmark Retail Services	Retail Advisory Services	Chairman

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

On September 9, 2020, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses of the company in consideration of 10,062,500 founder shares, par value $0.0001. In December 2020 our sponsor transferred 30,000 founder shares to each of our directors and 90,000 shares in the aggregate to our strategic advisors. Our Sponsor agreed to forfeit up to 1,312,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. As a result of the expiration of the over-allotment option, 687,500 Founder Shares were forfeited. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The post-offering percentages in the following table are based on 46,875,000 ordinary shares issued and outstanding as of December 31, 2022.

	Class B ordinary shares		Class A ordinary shares		Approximate Percentage of Voting Control
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Five Percent Holders
Leo Investors II Limited Partnership (our sponsor)(2)(3)	9,195,000	98.10%	—	—	19.6%
Glazer Capital, LLC(4)	—	—	3,730,000	9.95%	7.96%
Nomura Holdings, Inc.(5)	—	—	2,233,361	5.96%	4.76%
Aristeia Capital, L.L.C.(6)	—	—	2,287,771	6.10%	4.88%
Directors and Executive Officers of the Company
Lyndon Lea(7)	—	—	—	—	—
Ed Forst(7)	—	—	—	—	—
Robert Darwent(7)	—	—	—	—	—
Lori Bush(2)	30,000	*	—	—	*
Mary E. Minnick(2)	30,000	*	—	—	*
Naveen Agarwal(2)	30,000	*	—	—	*
Mark Masinter(2)	30,000	*	—	—	*
All officers and directors as a group (seven individuals)	120,000	1.28%	—	—	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is Albany Financial Center, South Ocean Blvd, Suite #507, P.O. Box SP-63158, New Providence, Nassau, The Bahamas.
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

(4)

Based on information reported on a Schedule 13G filed with the SEC on February 14, 2023, Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), beneficially owns 3,730,000 Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital serves as investment manager and Mr. Paul J Glazer is deemed to beneficially own such shares as the Managing Member of Glazer Capital. The address of the business office of each of Glazer Capital and Mr. Paul J Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(5)

Based on information reported on a Schedule 13G filed with the SEC on February 14, 2023, Nomura Holdings, Inc. and Nomura Global Financial Products, Inc. beneficially own 2,233,361 Class A ordinary shares. Nomura Global Financial Products, Inc. is the wholly owned subsidiary of Nomura Holdings, Inc. The address of the principal place of business of Nomura Holdings, Inc. is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan and the principal place of business of Nomura Global Financial Products, Inc. is Worldwide Plaza, 309 West 49th Street, New York, NY 10019.

(6)

Based on information reported on a Schedule 13G filed with the SEC on February 13, 2023, Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to 2,287,771 Class A ordinary shares held by, one or more private investment funds. The address of the principal place of business of Aristeia Capital, L.L.C. is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(7)	Does not include any shares indirectly owned by this individual as a result of his partnership interest in our sponsor.

Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.

On January 9, 2023, the Company held the Extension Meeting to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from January 12, 2023 (the “Original Termination Date”) to April 12, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until October 12, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 10, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate redemption amount of approximately $334.2 million (the “Extension Redemption”). After the Extension Redemption, there were 4,575,964 Class A ordinary shares outstanding. Following such the Extension Redemption, our initial shareholders owned, on as-converted basis, approximately 67% of our outstanding ordinary shares.

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

On September 9, 2020, the sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses of the company in consideration of 10,062,500 founder shares, par value $0.0001. In December 2020 our sponsor transferred 30,000 founder shares to each of our directors and 90,000 shares in the aggregate to our strategic advisors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. If we further increase or decrease the size of the offering, we will effect a share capitalization or a share surrender or other appropriate mechanism, as applicable, with respect to our Class B ordinary shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our sponsor (and its permitted transferees, if any) at 20% of the issued and outstanding ordinary shares upon the consummation of this offering. Up to 1,312,500 founder shares are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

As more fully discussed in the section of this prospectus entitled “Management-Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

We will enter into a registration and shareholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate one person for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this prospectus entitled “Description of Securities-Registration and Shareholder Rights.”

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit and review of our financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, totaled $82,680 and $ 92,510, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the years ended December 31, 2022 and 2021, we did not pay WithumSmith+Brown, PC any other fees.

4. PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (2)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (2)

4.2	Description of Securities*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (2)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor, the Underwriter and certain directors of the Company (2)

10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (2)

10.5	Administrative Services Agreement between the Company and the Sponsor (2)

10.6	Sponsor Agreement, dated January 12, 2023, by and among the Company, World View Enterprises Inc., the Sponsor and other parties thereto (1).

10.7	Form of Amended and Restated Registration Rights Agreement, by and among the Company, the Sponsor and other parties thereto (1).

10.8	Support Agreement, dated January 12, 2023, by and among the Company, World View Enterprises Inc. and other parties thereto (1).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 13, 2021.
(2)	Incorporated by reference to the registrant’s Form S-1, filed with the SEC on December 29, 2020.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

5. SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2023

LEO HOLDINGS CORP. II

/s/ Lyndon Lea
Name:	Lyndon Lea
Title:	President, Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Edward C. Forst Edward C. Forst	Chairman	March 20, 2023

/s/ Lyndon Lea Lyndon Lea	President, Chief Executive Officer, Director and Authorized Representative (Principal Executive Officer)	March 20, 2023

/s/ Robert Darwent Robert Darwent	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 20, 2023

/s/ Naveen Agarwal Naveen Agarwal	Director	March 20, 2023

/s/ Lori Bush Lori Bush	Director	March 20, 2023

/s/ Mary E. Minnick Mary E. Minnick	Director	March 20, 2023

/s/ Mark Masinter Mark Masinter	Director	March 20, 2023

LEO HOLDINGS CORP. II

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Leo Holdings Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Leo Holdings Corp. II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 12, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, New York
March
20
, 2023
PCAOB Number 100

LEO HOLDINGS CORP. II
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$591	$160,991
Prepaid expenses	16,232	454,459

Total current assets	16,823	615,450
Investments held in Trust Account	380,360,382	375,032,984

Total Assets	$380,377,205	$375,648,434

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$363,744	$66,516
Accounts payable - related party	80,000	—
Accrued expenses - related party	176,804	—

Total current liabilities	620,548	66,516
Deferred underwriting commissions	13,125,000	13,125,000
Warrant liabilities	320,834	9,304,167

Total liabilities	14,066,382	22,495,683
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 37,500,000 shares issued and outstanding at approximately $10.14 and $10.00 per share of redemption value as of December 31, 2022 and 2021, respectively	380,260,382	375,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding as of December 31, 2022 and 2021	937	937
Accumulated deficit	(13,950,496)	(21,848,186)

Total shareholders’ deficit	(13,949,559)	(21,847,249)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$380,377,205	$375,648,434

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP. II
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Operating expenses
General and administrative expenses	$1,032,659	$1,127,162
General and administrative expenses - related party	120,000	116,246

Loss from operations	(1,152,659)	(1,243,408)
Other income (expenses):
Change in fair value of warrant liabilities	8,983,333	3,275,000
Offering costs associated with issuance of warrants	—	(425,516)
Net gain from investments held in Trust Account	5,327,398	32,984

Net income	$13,158,072	$1,639,060

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	37,500,000	36,369,863

Basic and diluted net income per Class A ordinary share	$0.28	$0.04

Weighted average shares outstanding of Class B ordinary shares, basic	9,375,000	9,356,164

Weighted average shares outstanding of Class B ordinary shares, diluted	9,375,000	9,375,000

Basic and diluted net income per Class B ordinary share	$0.28	$0.04

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP. II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Years Ended December 31, 2022 and 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(33,878)	$(8,878)
Excess cash received over the fair value of the private warrants	—	—	—	—	4,733,333	—	4,733,333
Class B ordinary shares forfeited	—	—	(687,500)	(69)	69	—	—
Accretion on Class A ordinary shares subject to possible redemption amount	—	—	—	—	(4,757,396)	(23,453,368)	(28,210,764)
Net income	—	—	—	—	—	1,639,060	1,639,060

Balance - December 31, 2021	—	—	9,375,000	937	—	(21,848,186)	(21,847,249)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(5,260,382)	(5,260,382)
Net income	—	—	—	—	—	13,158,072	13,158,072

Balance - December 31, 2022	—	$—	9,375,000	$937	$—	$(13,950,496)	$(13,949,559)

The accompanying notes are an integral part of these financial statements.

LEO HOLDINGS CORP. II
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,158,072	$1,639,060
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,983,333)	(3,275,000)
Offering costs associated with issuance of warrants	—	425,516
Net gain from investments held in Trust Account	(5,327,398)	(32,984)
Change in operating assets and liabilities:
Prepaid expenses	438,227	(437,688)
Accounts payable	297,228	66,516
Accounts payable - related party	80,000	—
Accrued expenses - related party	176,804	—

Net cash used in operating activities	(160,400)	(1,614,580)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(375,000,000)

Net cash used in investing activities	—	(375,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	6,604
Repayment of note payable to related party	—	(168,731)
Proceeds received from initial public offering, gross	—	375,000,000
Proceeds received from private placement	—	10,000,000
Offering costs paid	—	(8,062,302)

Net cash provided by financing activities	—	376,775,571

Net change in cash	(160,400)	160,991
Cash - beginning of the period	160,991	—

Cash - end of the period	$591	$160,991

Supplemental disclosure of noncash activities:
Deferred underwriting commissions	$—	$13,125,000

Forfeiture of Class B ordinary shares	$—	$69

The accompanying notes are an integral part of these financial statements.

Note
1-Description
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.
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

The Company will provide its holders of its Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Initial Shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
If the Company is unable to complete a Business Combination by October 12, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund the Company’s regulatory compliance requirements, and other costs related thereto and/or to pay the Company’s income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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
Liquidity and Going Concern
As of December 31, 2022, the Company had approximately $591 in its operating bank account and working capital deficit of approximately $604,000.
The Company’s liquidity needs through Initial Public Offering have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares and the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note 5). The Company repaid the Note in full on January 19, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.
The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of its Sponsor, or officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, the Company may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that the Company would not be able to meet its obligations within one year after the date that the financial statements are available to be issued. In connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Proposed Business Combination
On January 12, 2023, the Company, Glimpse Merger Sub, Inc., a Delaware corporation and a wholly owned Subsidiary of the Company (“Merger Sub I”), Glimpse Merger Sub II, LLC, a Delaware limited liability company and a wholly owned Subsidiary of the Company (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), and World View Enterprises Inc., a Delaware corporation (“World View”) entered into an Agreement and Plan of Merger (the “Agreement”). World View and the Company are collectively referred to as the “Parties.”
Pursuant to the Agreement, prior to the closing of the transactions contemplated by the Agreement (the “Closing”), the Company shall domesticate as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the Delaware General Corporation Law and Sections 206 to 209 of the Companies Act (As Revised) of the Cayman Islands.
In connection with the Domestication, (i) each Class A ordinary share, par value $0.0001 per share of the Company outstanding immediately prior to the effective time of the Domestication shall be converted into one (1) share of common stock, par value $0.0001 per share of the Company (the “Company Common Stock”) and (ii) each Class B ordinary share, par value $0.0001 per share of the Company outstanding immediately prior to the effective time of the Domestication shall be converted into one (1) share of Company Common Stock.
Pursuant to the Agreement, it is anticipated that (a) Merger Sub I shall merge with an into World View (the “First Merger”), with World View being the surviving corporation of the First Merger; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, World View will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving Company”), and as a result of which the Surviving Company will become a wholly owned Subsidiary of the Company.
The Mergers and the other transactions contemplated by the Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the second quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment or waiver of other customary closing conditions.
In accordance with the terms and subject to the conditions of the Agreement, at the effective time of the First Merger, each outstanding share of common stock, par value $0.00001 of World View (the “World View Common Stock”) (including shares of World View Common Stock resulting from the conversion of preferred stock, convertible notes and simple agreements for future equity of World View) will be converted into the right to receive the number of shares of Company Common Stock equal to Per Share Merger Consideration. The total consideration to be paid at the closing to the selling parties in connection with the Agreement will be approximately $350,000,000 (subject to certain adjustments as set forth in the Agreement, including with respect to the sponsor promote value, certain transaction expenses and the cash and debt of World View).

Concurrently with the execution of the Agreement, (i) the Company, (ii) the Sponsor, Lori Bush (“Bush”), Mary E. Minnick (“Minnick”), Naveen Agarwal (“Agarwal”), Scott Flanders (“Flanders”), Imran Khan (“Khan”), Scott McNealy (“McNealy”) and Mark Masinter (“Masinter”, and together with Bush, Minnick, Agarwal, Flanders, Khan, McNealy and the Sponsor, the “Sponsor Parties”) and (iii) World View, entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor Parties have agreed to (i) vote in favor of the Transaction Proposals (as such term is defined in the Agreement) and the transactions contemplated thereby, (ii) waive the anti-dilution or similar protections with respect to the Class B ordinary shares, par value $0.0001 per share of the Company held by the Sponsor Parties and (iii) not redeem any of their shares in connection with the vote to approve the Business Combination.
Extension of Combination Period
On January 9, 2023, the Company held the Extension Meeting to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from January 12, 2023 (the “Original Termination Date”) to April 12, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until October 12, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 10, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.
As disclosed in the definitive proxy statement filed by the Company with the SEC on December 16, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders of the Company (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within five (5) business days of the date of the Extension Meeting, $720,000 to be deposited into the trust account established in connection with the Company’s initial public offering. In addition, in the event the Company does not consummate an initial business combination by the Articles Extension Date, the Lender will contribute to the Company as a loan up to $1,440,000 in six equal installments to be deposited into the Trust Account for each of six one-month extensions
following the Articles Extension Date.
Accordingly, on January 12, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor. The Sponsor must fund the initial principal amount of $720,000 within two (2) business days of the date of the Promissory Note. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.
In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate redemption amount of approximately $334.2 million.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000
, and investments held in Trust Account. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, except for warrant liabilities (see Note 10).
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income - basic	$10,526,458	$2,631,614	$1,303,686	$335,374
Allocation of net income - diluted	$10,526,458	$2,631,614	$1,303,149	$335,911
Denominator:
Weighted average ordinary shares outstanding, basic	37,500,000	9,375,000	36,369,863	9,356,164
Weighted average ordinary shares outstanding, diluted	37,500,000	9,375,000	36,369,863	9,375,000
Basic net income per ordinary share	$0.28	$0.28	$0.04	$0.04
Diluted net income per ordinary share	$0.28	$0.28	$0.04	$0.04
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.
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
Note 4-
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $120,000 and $116,000 in expenses in connection with such services for the years ended December 31, 2022 and 2021, respectively, as reflected in the accompanying statements of operations. As of December 31, 2022 and 2021, there were $80,000 and $0 outstanding, respectively, and included in the payable to related party in the accompanying balance sheets.
In addition, the Company will reimburse the Sponsor for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf. The Company’s board will review all payments that were made by the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the years ended December 31, 2022 and 2021, the Company recorded approximately $249,000 and $200,000, respectively, in expenses in connection with compliance services with the related party. As of December 31, 2022 and 2021, there were approximately $
177,000
and $0, respectively, of outstanding related party accrued expenses, as reflected in the accompanying balance sheets.
Note
6-Commitments
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
On January 9, 2023, the Company and Deutsche Bank Securities Inc., one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Deutsche Bank Securities Inc. waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated January 7, 2021, among the Company, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.). On January 23, 2023, Credit Suisse Securities (USA) LLC also waived its rights to receive such Deferred Discount.
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
In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Note 7 -Warrants
As of December 31, 2022 and 2021, the Company had 9,375,000 Public Warrants and the 6,666,667 Private Placement Warrants outstanding.
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
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 37,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$375,000,000
Less:
Fair value of Public Warrants at issuance	(7,312,500)
Offering costs allocated to Class A ordinary shares	(20,898,264)
Plus:
Accretion on Class A ordinary shares to redemption value	28,210,764

Class A ordinary shares subject to possible redemption as of December 31, 2021	375,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,260,382

Class A ordinary shares subject to possible redemption as of December 31, 2022	$380,260,382

Note
9-Shareholders’
Deficit
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no Preference Shares issued or outstanding.

Class
 A Ordinary Shares-
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 37,500,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 9,375,000 Class B ordinary shares outstanding.
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
Note
10-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$380,360,382	$—	$—
Liabilities:
Warrant liabilities - public warrants	$187,500	$—	$—
Warrant liabilities - private placement warrants	$—	$—	$133,334

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$375,032,984	$—	$—
Liabilities:
Warrant liabilities - public warrants	$5,437,500	$—	$—
Warrant liabilities - private placement warrants	$—	$—	$3,866,667
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. There were no other transfers during the year ended December 31, 2022 and 2021.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Warrants is determined using a Monte-Carlo simulation model. For the years ended December 31, 2022 and 2021, the Company recognized a decrease in the fair value of warrant liabilities of approximately $9.0 million and $3.3 million, respectively, presented on the accompanying statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the year ended December 31, 2022 and 2021 is summarized as follows:

Warrant liabilities as of January 1, 2021	$—
Issuance of Public and Private Placement Warrants	12,579,167
Public Warrants transferred to Level 1	(7,312,500)
Change in fair value of warrant liabilities	(1,400,000)

Warrant liabilities as of December 31, 2021	3,866,667
Change in fair value of warrant liabilities	(3,733,333)

Warrant liabilities as of December 31, 2022	$133,334

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$10.09	$9.75
Term (in years)	5.42	5.75
Volatility	4.90%	10.00%
Risk-free interest rate	3.91%	1.32%
Dividend yield	—	—
Note
11-Subsequent
Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any other subsequent event that would have required adjustment or disclosure in the financial statements.
Proposed Business Combination
On January 12, 2023, the Company, Glimpse Merger Sub, Inc., a Delaware corporation and a wholly owned Subsidiary of the Company (“Merger Sub I”), Glimpse Merger Sub II, LLC, a Delaware limited liability company and a wholly owned Subsidiary of the Company (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), and World View Enterprises Inc., a Delaware corporation (“World View”) entered into an Agreement and Plan of Merger (the “Agreement”). World View and the Company are collectively referred to as the “Parties.”

Pursuant to the Agreement, prior to the closing of the transactions contemplated by the Agreement (the “Closing”), the Company shall domesticate as a Delaware corporation (the “Domestication”) in accordance with Section 388 of the Delaware General Corporation Law and Sections 206 to 209 of the Companies Act (As Revised) of the Cayman Islands.
In connection with the Domestication, (i) each Class A ordinary share, par value $0.0001 per share of the Company outstanding immediately prior to the effective time of the Domestication shall be converted into one (1) share of common stock, par value $0.0001 per share of the Company (the “Company Common Stock”) and (ii) each Class B ordinary share, par value $0.0001 per share of the Company outstanding immediately prior to the effective time of the Domestication shall be converted into one (1) share of Company Common Stock.
Pursuant to the Agreement, it is anticipated that (a) Merger Sub I shall merge with an into World View (the “First Merger”), with World View being the surviving corporation of the First Merger; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, World View will merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving Company”), and as a result of which the Surviving Company will become a wholly owned Subsidiary of the Company.
The Mergers and the other transactions contemplated by the Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the second quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment or waiver of other customary closing conditions.
In accordance with the terms and subject to the conditions of the Agreement, at the effective time of the First Merger, each outstanding share of common stock, par value $0.00001 of World View (the “World View Common Stock”) (including shares of World View Common Stock resulting from the conversion of preferred stock, convertible notes and simple agreements for future equity of World View) will be converted into the right to receive the number of shares of Company Common Stock equal to Per Share Merger Consideration. The total consideration to be paid at the closing to the selling parties in connection with the Agreement will be approximately $350,000,000 (subject to certain adjustments as set forth in the Agreement, including with respect to the sponsor promote value, certain transaction expenses and the cash and debt of World View).
Concurrently with the execution of the Agreement, (i) the Company, (ii) the Sponsor, Lori Bush (“Bush”), Mary E. Minnick (“Minnick”), Naveen Agarwal (“Agarwal”), Scott Flanders (“Flanders”), Imran Khan (“Khan”), Scott McNealy (“McNealy”) and Mark Masinter (“Masinter”, and together with Bush, Minnick, Agarwal, Flanders, Khan, McNealy and the Sponsor, the “Sponsor Parties”) and (iii) World View, entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor Parties have agreed to (i) vote in favor of the Transaction Proposals (as such term is defined in the Agreement) and the transactions contemplated thereby, (ii) waive the anti-dilution or similar protections with respect to the Class B ordinary shares, par value $0.0001 per share of the Company held by the Sponsor Parties and (iii) not redeem any of their shares in connection with the vote to approve the Business Combination.
Extension of Combination Period
On January 9, 2023, the Company held the Extension Meeting to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from January 12, 2023 (the “Original Termination Date”) to April 12, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until October 12, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 10, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.

As disclosed in the definitive proxy statement filed by the Company with the SEC on December 16, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders of the Company (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within five (5) business days of the date of the Extension Meeting, $720,000 to be deposited into the trust account established in connection with the Company’s initial public offering. In addition, in the event the Company does not consummate an initial business combination by the Articles Extension Date, the Lender will contribute to the Company as a loan up to $1,440,000 in six equal installments to be deposited into the Trust Account for each of six one-month extensions
following the Articles Extension Date.
Accordingly, on January 12, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor. The Sponsor must fund the initial principal amount of $720,000 within two (2) business days of the date of the Promissory Note. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.
In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate redemption amount of approximately $334.2million (the “Extension Redemption”).
Forgiveness of Deferred Underwriting Fees
On January 9, 2023, the Company and Deutsche Bank Securities Inc., one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Deutsche Bank Securities Inc. waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated January 7, 2021, among the Company, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.). On January 23, 2023, Credit Suisse Securities (USA) LLC also waived its rights to receive such Deferred
Discount. Therefore, all $13,125,000 of deferred underwriting commissions are no longer outstanding
.