Form 10-Q
period 2023-03-31
Leo Holdings Corp. II
filed 2023-05-16
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE C
O
MMISSION
Washington, D.C. 20549

FORM

10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(310)800-1000
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 1
6
, 2023
, 4,575,964 Class A ordinary shares, par value $0.0001 per share, and 9,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Leo Holdings Corp. II

Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1.
Unaudited
Condensed Consolidated Financial Statements
LEO HOLDINGS CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$591	$591
Prepaid expenses	93,458	16,232

Total current assets	94,049	16,823
Investments held in Trust Account	47,547,084	380,360,382

Total Assets	$47,641,133	$380,377,205

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$840,400	$363,744
Accounts payable - related party	110,000	80,000
Accrued expenses - related party	231,720	176,804
Promissory Note	720,000	—

Total current liabilities	1,902,120	620,548
Deferred underwriting commissions	13,125,000	13,125,000
Warrant liabilities	160,417	320,834

Total liabilities	15,187,537	14,066,382

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,575,964 and 37,500,000 shares issued and outstanding at approximately $10.37 and $10.14 per share of redemption value as of March 31, 2023 and December 31, 2022, respectively	47,447,084	380,260,382
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	937	937
Accumulated deficit	(14,994,425)	(13,950,496)

Total shareholders’ deficit	(14,993,488)	(13,949,559)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$47,641,133	$380,377,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
Operating expenses
General and administrative expenses	$454,346	$309,768
General and administrative expenses—related party	30,000	30,000

Loss from operations	(484,346)	(339,768)
Other income:
Change in fair value of warrant liabilities	160,417	3,850,000
Net gain from investments held in Trust Account	706,033	9,248

Total Other income	866,450	3,859,248

Net income	$382,104	$3,519,480

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	9,015,160	37,500,000

Basic and diluted net income per Class A ordinary share	$0.02	$0.08

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,375,000	9,375,000

Basic and diluted net income per Class B ordinary share	$0.02	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	9,375,000	$937	$—	$(13,950,496)	$(13,949,559)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,426,033)	(1,426,033)
Net income	—	—	—	—	—	382,104	382,104

Balance – March 31, 2023 (unaudited)	—	$—	9,375,000	$937	$—	$(14,994,425)	$(14,993,488)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	9,375,000	$937	$—	$(21,848,186)	$(21,847,249)
Net income	—	—	—	—	—	3,519,480	3,519,480

Balance - March 31, 2022 (unaudited)	—	$—	9,375,000	$937	$—	$(18,328,706)	$(18,327,769)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$382,104	$3,519,480
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(160,417)	(3,850,000)
Net gain from investments held in Trust Account	(706,033)	(9,248)
Change in operating assets:
Prepaid expenses	(77,226)	36,009
Accounts payable	476,656	153,551
Accounts payable - related party	30,000	71,954
Accrued expenses	54,916	—

Net cash used in operating activities	—	(78,254)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(720,000)	—
Cash withdrawn from Trust Account in connection with redemption	334,239,331	—

Net cash provided by investing activities	333,519,331	—

Cash Flows from Financing Activities:
Proceeds from Extension Note	720,000	—
Redemption of Ordinary shares	(334,239,331)	—

Net cash used in financing activities	(333,519,331)	—

Net change in cash	—	(78,254)
Cash - beginning of the period	591	160,991

Cash - end of the period	$591	$82,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Leo Holdings Corp. II has two wholly owned subsidiaries, Glimpse Merger Sub, Inc (“Merger Sub I”), a Delaware corporation, which was formed on January 5, 2023 and Glimpse Merger Sub II, LLC (“Merger Sub I”), a Delaware corporation, which was formed on January 9, 2023. Leo Holdings Corp. II and its subsidiaries are collectively referred to as “the Company”.
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.
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
Liquidity and Going Concern
As of March 31, 2023, the Company had approximately $591 in its operating bank account and working capital deficit of approximately $1.8 million.
The Company’s liquidity needs through Initial Public Offering have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares and the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note 5). The Company repaid the Note in full on January 19, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after
June 12, 2023 (or October 12, 2023 upon the monthly extension payment as described below). The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Accordingly, on January 12, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor (See Note 5). The Sponsor
funded
the initial principal amount of $720,000. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.
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
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on March 20, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on March 20, 2023.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.
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
Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated
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
Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC
815-40”).The
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 4,575,964 and 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated
balance sheets, respectively.
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$187,314	$194,790	$2,815,584	$703,896
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	9,015,160	9,375,000	37,500,000	9,375,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.08	$0.08
Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not

to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU2022-03,

ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the

Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
Accordingly, on January 12, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor
 for the extension payments
. The Sponsor must fund the initial principal amount of $720,000 within two (2) business days of the date of the Promissory Note. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. The Company determined that the fair value of the Convertible Promissory Note was par value. As of March 31, 2023 and December 31, 2022, the Company had $720,000 and $0, respectively, borrowings under the Promissory Note.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 and $30,000 in expenses in connection with such services for the three months ended March 31, 2023 and 2022, respectively, as reflected in the accompanying condensed consolidated
statements of operations. As of March 31, 2023 and December 31, 2022, there were $110,000 and $80,000 outstanding, respectively, and included in the payable to related party in the accompanying condensed consolidated balance sheets.
In addition, the Company will reimburse the Sponsor for any
out-of-pocket
expenses incurred in connection with activities on the Company’s behalf. The Company’s board will review all payments that were made by the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on behalf of the Company. For the three months ended March 31, 2023 and 2022, the Company recorded approximately $42,000 and $0, respectively, in expenses in connection with compliance services with the related party. As of March 31, 2023 and December 31, 2022, there were approximately $232,000 and $177,000, respectively, of outstanding related party accrued expenses, as reflected in the accompanying condensed consolidated balance sheets.
Accounts Payable
As of March 31, 2023 and December 31, 2022, $727,324 and $363,744, respectively, are amount to an affiliate of the Sponsor for payments made on the Company’s behalf. These amounts are included in the accounts payable, as reflected in the accompanying condensed consolidated balance sheets.
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
On January 9, 2023, the Company and Deutsche Bank Securities Inc., one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Deutsche Bank Securities Inc. waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated January 7, 2021, among the Company, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.) in connection with the Proposed Business Combination as described in Note 1. On January 23, 2023, Credit Suisse Securities (USA) LLC also waived its rights to receive such Deferred Discount in connection with the Proposed Business Combination as described in Note 1.
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
In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Note 7 -Warrants
As of March 31, 2023 and December 31, 2022, the Company had 9,375,000 Public Warrants and 6,666,667 Private Placement Warrants outstanding.
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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 4,575,964 and 37,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated
balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$375,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,260,382
Class A ordinary shares subject to possible redemption as of December 31, 2022	380,260,382
Redemption	(334,239,331)
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,426,033
Class A ordinary shares subject to possible redemption as of March 31, 2023	$47,447,084
Note
9-Shareholders’
Deficit
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no Preference Shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 4,575,964 and 37,500,000 Class A ordinary shares outstanding, respectively,
and all of which were subject to possible redemption and included as temporary equity (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 9,375,000 Class B ordinary shares outstanding.
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
Note
10-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$47,547,084	$—	$—
Liabilities:
Warrant liabilities - public warrants	$93,750	$—	$—
Warrant liabilities - private placement warrants	$—	$—	$66,667

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account - U.S. Treasury Securities	$380,360,382	$—	$—
Liabilities:
Warrant liabilities - public warrants	$187,500	$—	$—
Warrant liabilities - private placement warrants	$—	$—	$133,334
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. There were no other transfers during the three months
ended March 31, 2023 and
March
 31, 2022.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Warrants is determined using a Monte-Carlo simulation model. For the period ended March 31, 2023 and December 31, 2022, the Company recognized a decrease in the fair value of warrant liabilities of approximately $0.2 million and $9.0 million, respectively, presented on the accompanying condensed consolidated statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the period ended March 31, 2023 and December 31, 2022 is summarized as follows:

Warrant liabilities as of December 31, 2021	$3,866,667
Change in fair value of warrant liabilities	(1,600,000)

Warrant liabilities as of March 31, 2022	2,266,667
Change in fair value of warrant liabilities	(2,133,333)

Warrant liabilities as of December 31, 2022	$133,334
Change in fair value of warrant liabilities	(66,667)

Warrant liabilities as of March 31, 2023	$66,667

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
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumpti ons
can change the valuation significantly.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	March 31, 2023
Exercise price	$11.50	$11.50
Stock Price	$10.09	$10.43
Term (in years)	5.42	5.34
Volatility	4.9%	8.9%
Risk-free interest rate	3.91%	3.53%
Dividend yield	—	—
Note
11-Subsequent
Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were issued. Based upon this review, except as noted below, the Company did not identify any other subsequ
ent event that would have required adjustment or disclosure in.
In connection with the Extension Amendment (described in Note 1), the Company drew an additional $240,000 on each of
April 11, 2023 and May 11, 2023, for an aggregate of $480,000, on the Promissory Note (as described in Note 5), to extend the date the Company has to consummate its initial business combination to June 12, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Leo Holdings Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Accordingly, on January 12, 2023, we issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor. The Sponsor funded the initial principal amount of $720,000. The Promissory Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of us at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of us.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, par value $0.0001 per share, of us properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate redemption amount of approximately $334.2 million.

Liquidity and Going Concern

As of March 31, 2023, we had approximately $591 in our operating account and working capital deficit of approximately $1.8 million.

Our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the Founder Shares, a loan of approximately $169,000 from our Sponsor pursuant to a promissory note. We repaid the promissory note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loan. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

We may need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that we would not be able to meet its obligations within one year after the date that the unaudited condensed consolidated financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 12, 2023 (or October 12, 2023 upon the monthly extension payment as described in Note 1). The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2023 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net income of approximately $0.4 million, which consisted of a gain of approximately $160,000 in change in the fair value of warrant liabilities and approximately $0.7 million of net gain on the investments held in the Trust Account, partially offset by approximately $454,000 general and administrative expenses and $30,000 in related party general and administrative expenses.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

Accordingly, on January 12, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor. The Sponsor must fund the initial principal amount of $720,000 within two (2) business days of the date of the Promissory Note. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. The Company determined that the fair value of the Convertible Promissory Note was par value. As of March 31, 2023 and December 31, 2022, the Company had $720,000 and $0, respectively, borrowings under the Promissory Note.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $30,000 in expenses in connection with such services during the three months ended March 31, 2023 and 2022, and approximately $30,000 and $30,000 during the three months ended March 31, 2023 and 2022, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, there were $110,000 and $80,000 outstanding included in payable to related party in the accompanying unaudited condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K filed with the SEC on March 20, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 16, 2023	LEO HOLDINGS CORP. II

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2023

	By:	/s/ Robert Darwent
	Name:	Robert Darwent
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)