Form 10-Q
period 2023-06-30
Leo Holdings Corp. II
filed 2023-08-14
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fourth of one redeemable warrant	LHC.U	New York Stock Exchange
Class A ordinary shares	LHC	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of August 14, 2023, 4,575,964 Class A ordinary shares, par value $0.0001 per share, and 9,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Leo Holdings Corp. II

Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
LEO HOLDINGS CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Current assets:
Cash	$591	$591
Prepaid expenses	55,390	16,232

Total current assets	55,981	16,823
Investments held in Trust Account	—	380,360,382
Cash held in Trust Account	48,643,706	—

Total Assets	$48,699,687	$380,377,205

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,082,791	$363,744
Accounts payable - related party	140,000	80,000
Accrued expenses - related party	234,307	176,804
Convertible Extension Note - related party	1,440,000	—

Total current liabilities	2,897,098	620,548
Deferred underwriting commissions	13,125,000	13,125,000
Warrant liabilities	321,295	320,834

Total liabilities	16,343,393	14,066,382

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,575,964 and 37,500,000 shares issued and outstanding at approximately $10.61 and $10.14 per share of redemption value as of June 30, 2023 and December 31, 2022, respectively	48,543,706	380,260,382
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	937	937
Accumulated deficit	(16,188,349)	(13,950,496)

Total shareholders’ deficit	(16,187,412)	(13,949,559)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$48,699,687	$380,377,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating expenses
General and administrative expenses	$283,046	$197,612	$737,392	$507,380
General and administrative expenses - related party	30,000	30,000	60,000	60,000

Loss from operations	(313,046)	(227,612)	(797,392)	(567,380)
Other income:
Change in fair value of warrant liabilities	(160,878)	4,170,833	(461)	8,020,833
Net gain from cash and investments held in Trust Account	376,622	257,579	1,082,655	266,827

Other income, net	215,744	4,428,412	1,082,194	8,287,660
Net (loss) income	$(97,302)	$4,200,800	$284,802	$7,720,280

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	4,575,964	37,500,000	6,770,900	37,500,000

Basic and diluted net (loss) income per Class A ordinary share	$(0.01)	$0.09	$0.02	$0.16

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,375,000	9,375,000	9,375,000	9,375,000

Basic and diluted net (loss) income per Class B ordinary share	$(0.01)	$0.09	$0.02	$0.16

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	$—	9,375,000	$937	$—	$(13,950,496)	$(13,949,559)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,426,033)	(1,426,033)
Net income	—	—	—	—	—	382,104	382,104

Balance – March 31, 2023 (unaudited)	—	$—	9,375,000	$937	$—	$(14,994,425)	$(14,993,488)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,096,622)	(1,096,622)
Net loss	—	—	—	—	—	(97,302)	(97,302)

Balance – June 30, 2023 (unaudited)	—	$—	9,375,000	$937	$—	$(16,188,349)	$(16,187,412)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	9,375,000	$937	$—	$(21,848,186)	$(21,847,249)
Net income	—	—	—	—	—	3,519,480	3,519,480

Balance - March 31, 2022 (unaudited)	—	—	9,375,000	937	—	(18,328,706)	(18,327,769)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(199,811)	(199,811)
Net income	—	—	—	—	—	4,200,800	4,200,800

Balance - June 30, 2022 (unaudited)	—	$—	9,375,000	$937	$—	$(14,327,717)	$(14,326,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$284,802	$7,720,280
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	461	(8,020,833)
Net gain from cash and investments held in Trust Account	(1,082,655)	(266,827)
Change in operating assets and liabilities:
Prepaid expenses	(39,158)	168,212
Accounts payable	719,047	200,561
Accounts payable - related party	60,000	20,000
Accrued expenses - related party	57,503	18,322

Net cash used in operating activities	—	(160,285)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,440,000)	—
Cash withdrawn from Trust Account in connection with redemptions	334,239,331	—

Net cash provided by investing activities	332,799,331	—

Cash Flows from Financing Activities:
Proceeds from Convertible Extension Note - Related Party	1,440,000	—
Redemption of Ordinary shares	(334,239,331)	—

Net cash used in financing activities	(332,799,331)	—

Net change in cash	—	(160,285)
Cash - beginning of the period	591	160,991

Cash - end of the period	$591	$706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Organization, Business Operations and Going Concern
Organization and General
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.
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
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $375.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. As of June 30, 2023, the funds in the Trust are held in a demand deposit account.
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
If the Company is unable to complete a Business Combination by September 12, 2023 (or October 12, 2023 upon the monthly extension payment as described below) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund the Company’s regulatory compliance requirements, and other costs related thereto and/or to pay the Company’s income taxes, if any, (less up to $
100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Going Concern
As of June 30, 2023, the Company had approximately $591 in its operating bank account and working capital deficit of approximately $2.8 million.
The Company’s liquidity needs through Initial Public Offering have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares and the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note 5). The Company repaid the Note in full on January 19, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 12, 2023 (or October 12, 2023 upon the monthly extension payment as described below). The Sponsor intends to continue to fund the extension payments as described below through the earlier of the business combination or October 12, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
The Mergers and the other transactions contemplated by the Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the third quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment or waiver of other customary closing conditions.
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
Extension of Combination Period
On January 9, 2023, the Company held the Extension Meeting (as defined below) to amend the Company’s amended and restated memorandum and articles of association (the “Articles Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from January 12, 2023 (the “Original Termination Date”) to April 12, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until October 12, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “Extension Amendment Proposal”). The shareholders of the Company approved the Extension Amendment Proposal at the Extension Meeting and on January 10, 2023, the Company filed the Articles Amendment with the Registrar of Companies of the Cayman Islands.
As
disclosed in the definitive proxy statement filed by the Company with the SEC on December 16, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders of the Company (the “Extension Meeting”), the Sponsor agreed that if the Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within five (5) business days of the date of the Extension Meeting, $720,000 to be deposited into the
Trust Account.
In addition, in the event the Company does not consummate an initial business combination by the Articles Extension Date, the Lender will contribute to the Company as a loan up to $1,440,000 in six equal installments to be deposited into the Trust Account for each of six one-month extensions
following the Articles Extension Date.
Accordingly
, on January 12, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor (See Note 5
), and the
Sponsor funded the initial principal amount of $720,000. On April 12, 2023, May 12, 2023 and June 12, 2023, the Company drew an additional $240,000, for an aggregate of $720,000 and deposited it in the Trust Account. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.
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
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.
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

Investments Held in the Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with FASB Accounting Standard Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At June 30, 2023, substantially all of the assets held in the Trust Account were held in a demand deposit account held by Continental Stock Transfer & Trust Company. At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying consolidated balance sheets, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.
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

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 4,575,964 and 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets, respectively.
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
Net (Loss) Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary share. Income and losses are shared pro rata between the two classes of ordinary share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted (loss) income per share does no
t consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase
16,041,667
shares of Class A ordinary shares in the aggregate. As of June 30, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net (loss) income	$(31,915)	$(65,387)	$3,360,640	$840,160
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	4,575,964	9,375,000	37,500,000	9,375,000
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.09	$0.09

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$119,434	$165,368	$6,176,224	$1,544,056
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	6,770,900	9,375,000	37,500,000	9,375,000
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.16	$0.16

Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
O
n January 12, 2023, the Company issued the Promissory Note to the Sponsor for the extension payments and the

Sponsor
funded

the initial principal amount of $720,000. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of June 30, 2023 and December 31, 2022, the Company had $1,440,000 and $0, respectively, borrowings under the Promissory Note.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 and $60,000 in expenses in connection with such services for the three and six months ended June 30, 2023 and 2022, respectively, as reflected in the accompanying condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there were $140,000 and $80,000 outstanding, respectively, included in accounts payable - related party in the accompanying condensed consolidated balance sheets.
In addition, the Company will reimburse the Sponsor for any
out-of-pocket
expenses incurred in connection with activities on the Company’s behalf. The Company’s board will review all payments that were made by the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on behalf of the Company. For the three months ended June 30, 2023 and 2022, the Company recorded approximately $2,600 and $0, respectively, in expenses in connection with compliance services with the related party. For the six months ended June 30, 2023 and 2022, the Company recorded approximately $57,500 and $0, respectively, in expenses in connection with compliance services with the related party. As of June 30, 2023 and December 31, 2022, there were approximately $234,000 and $177,000
, respectively, of outstanding accrued expenses - related party, as reflected in the accompanying condensed consolidated balance sheets.
Accounts Payable – Related Party
As of June 30, 2023 and December 31, 2022, $1,061,976 and $363,744, respectively, are amount to an affiliate of the Sponsor for payments made on the Company’s behalf. These amounts are included in the accounts payable, as reflected in the accompanying condensed consolidated balance sheets.

Note 6
-
Commitments and Contingencies
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Note 7 - Warrants
As
of June 30, 2023 and December 31, 2022, the Company had 9,375,000 Public Warrants and 6,666,667 Private Placement Warrants outstanding.
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

•	in whole and not in part;

•	at a price of $ 0.01 per warrant;

•
if, and only if, the closing price of ordinary shares equals or exceeds $
18.00
per share (as adjusted for share
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
$
0.10
per warrant upon a minimum of
30
days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares;

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $
10.00
per Public Share (as adjusted for adjustments) for any
20
trading days within the

30
-trading

day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any
20
trading days within
a

30-trading

day
period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti—dilution Adjustments”), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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
Note 8 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,575,964 and 37,500,000
Class A ordinary shares outstanding, respectively, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$375,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,260,382

Class A ordinary shares subject to possible redemption as of December 31, 2022	380,260,382
Redemptions of Class A ordinary shares	(334,239,331)
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,426,033

Class A ordinary shares subject to possible redemption as of March 31, 2023	47,447,084
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,096,622

Class A ordinary shares subject to possible redemption as of June 30, 2023	$48,543,706
Note 9
-
Shareholders’ Deficit
Preference Shares
- The
Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no Preference Shares issued or outstanding.
Class
 A Ordinary Shares
- The
Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 4,575,964 and 37,500,000
Class A ordinary shares outstanding, respectively, and all of which were subject to possible redemption and included as temporary equity (see Note 8). On January 12, 2023, in connection with the Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, with a par value of $0.0001 per share, elected to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate amount of approximately $334.2 million.
Class
 B Ordinary Shares
- The
Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 9,375,000 Class B ordinary shares outstanding.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sp ons
or upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Note 10 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities—public warrants	$—	$187,500	$—
Warrant liabilities—private placement warrants	$—	$—	$133,795

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account—U.S. Treasury Securities	$380,360,382	$—	$—
Liabilities:
Warrant liabilities—public warrants	$187,500	$—	$—
Warrant liabilities—private placement warrants	$—	$—	$133,334
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. Due to the lack of an active market, the estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2023. There were no other
transfers during the three and six months ended June 30, 2023 and 2022.
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
For the three months ended June 30, 2023 and 2022, the Company recognized a decrease/(increase) in the fair value of derivative warrant liabilities of approximately $(161,000) and
$4.2
million, and approximately $(461) and $8.0 million for the six months ended June 30, 2023 and 2022, respectively, presented on the accompanying condensed statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the three and six months ended June 30, 2023 and 2022 is summarized as follows:

Warrant liabilities as December 31, 2022	$133,334
Change in fair value of warrant liabilities	(66,667)

Warrant liabilities as March 31, 2023	66,667
Change in fair value of warrant liabilities	67,128

Warrant liabilities as June 30, 2023	$133,795

Warrant liabilities as December 31, 2021	$3,866,667
Change in fair value of warrant liabilities	(1,600,000)

Warrant liabilities as March 31, 2022	2,266,667
Change in fair value of warrant liabilities	(1,733,333)

Warrant liabilities as June 30, 2022	$533,334

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	June 30, 2023
Exercise price	$11.50	$11.50
Stock price	$10.09	$10.65
Term (in years)	5.42	5.13
Volatility	4.9%	9.0%
Risk-free interest rate	3.91%	4.04%
Dividend yield	—	—
Note 11 - Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were issued. Based upon this review, except as noted below, the Company did not identify any other subsequent event that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On July 12, 2023 and August
9
, 2023, the Company drew an additional $
240,000
, for an aggregate of $480,000, of extension funds on the Promissory Note as described in Note 5 and deposited it into the Trust Account to extend the date of which the Company has to complete its business combination to September 12, 2023

(or October 12, 2023 upon the monthly extension payment as in Note 1).

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

If we are unable to complete a Business Combination by September 12, 2023 (or October 12, 2023 upon the monthly extension payment as described below) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our regulatory compliance requirements, and other costs related thereto and/or to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

The Mergers and the other transactions contemplated by the Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the third quarter of 2023, following the receipt of the required approval by the Company’s shareholders and the fulfillment or waiver of other customary closing conditions.

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

On January 12, 2023, we issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $720,000. The Promissory Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of us at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of us. As of June 30, 2022, an aggregate of $1,440,000 has been drawn down on the Promissory Note and deposited into the Trust Account to cover the extension through July 12, 2023. On July 12, 2023 and August 9, 2023, the Company drew an additional $240,000, for an aggregate of $480,000, under the Promissory Note and deposited it into the Trust Account to cover the extension through September 12, 2023.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, par value $0.0001 per share, of us properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate redemption amount of approximately $334.2 million.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $591 in our operating account and working capital deficit of approximately $2.8 million.

Our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the Founder Shares, a loan of approximately $169,000 from our Sponsor pursuant to a promissory note. We repaid the promissory note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loan. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

We may need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that we would not be able to meet its obligations within one year after the date that the unaudited condensed consolidated financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 12, 2023 (or October 12, 2023 upon the monthly extension payment as described in Note 1). The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

Our entire activity since inception up to June 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2023, we had net income of approximately $97,000, which consisted of approximately $377,000 of net gain on the cash and investments held in the Trust Account, partially offset by a loss of approximately $161,000 in change in the fair value of warrant liabilities, approximately $283,000 general and administrative expenses and $30,000 in related party general and administrative expenses.

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

For the six months ended June 30, 2023, we had net income of approximately $285,000, which consisted of approximately $1.1 million of net gain on the cash and investments held in the Trust Account, partially offset by a loss of $461 in change in the fair value of warrant liabilities, approximately $737,000 general and administrative expenses and $60,000 in related party general and administrative expenses.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

On January 12, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $720,000. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. The Company determined that the fair value of the Convertible Promissory Note was par value. As of June 30, 2023 and December 31, 2022, the Company had $1,440,000 and $0, respectively, borrowings under the Promissory Note.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2023, and approximately $30,000 and $60,000 during the three and six months ended June 30, 2022, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, there were $140,000 and $80,000 outstanding included in accounts payable - related party in the accompanying unaudited condensed consolidated balance sheets.

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

On January 9, 2023, the Company and Deutsche Bank Securities Inc., one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Deutsche Bank Securities Inc. waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated January 7, 2021, among the Company, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.) in connection with the Proposed Business Combination as described above. On January 23, 2023, Credit Suisse Securities (USA) LLC also waived its rights to receive such Deferred Discount in connection with the Proposed Business Combination as described above.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Dated: August 14, 2023	LEO HOLDINGS CORP. II

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2023

	By:	/s/ Robert Darwent
	Name:	Robert Darwent
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)