Form 10-Q
period 2023-09-30
Leo Holdings Corp. II
filed 2023-11-21
CIK 1824153

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Leo Holdings Corp. II
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39865	98-1574497
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Albany Financial Center, South Ocean Blvd, Suite #507, P.O. Box SP-63158 , New Providence , Nassau, The Bahamas		n/a
(Address Of Principal Executive Offices)		(Zip Code)
(
310
)
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
12b-2ofthe
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
20
, 2023, 3,989,197 Class A ordinary shares, par value $0.0001 per share, and 9,375,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Leo Holdings Corp. II

Form 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
LEO HOLDINGS CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$591	$591
Prepaid expenses	31,640	16,232

Total current assets	32,231	16,823
Investments held in Trust Account	—	380,360,382
Cash held in Trust Account	49,753,112	—

Total Assets	$49,785,343	$380,377,205

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$1,280,496	$363,744
Accounts payable - related party	170,000	80,000
Accrued expenses - related party	236,465	176,804
Convertible Extension Note - related party	2,160,000	—

Total current liabilities	3,846,961	620,548
Deferred underwriting commissions	13,125,000	13,125,000
Warrant liabilities	321,295	320,834

Total liabilities	17,293,256	14,066,382

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,575,964 and 37,500,000 shares issued and outstanding at approximately $10.85 and $10.14 per share of redemption value as of September 30, 2023 and December 31, 2022, respectively	49,653,112	380,260,382
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 9,375,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	937	937
Accumulated deficit	(17,161,962)	(13,950,496)

Total shareholders’ deficit	(17,161,025)	(13,949,559)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$49,785,343	$380,377,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2023	2022	2023	2022
Operating expenses
General and administrative expenses	$223,613	$214,271	$961,005	$721,651
General and administrative expenses - related party	30,000	30,000	90,000	90,000

Loss from operations	(253,613)	(244,271)	(1,051,005)	(811,651)
Other income:
Change in fair value of warrant liabilities	—	802,084	(461)	8,822,917
Interest from cash and investments held in Trust Account	389,407	1,199,335	1,472,062	1,466,162

Other income, net	389,407	2,001,419	1,471,601	10,289,079

Net income	$135,794	$1,757,148	$420,596	$9,477,428

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	4,575,964	37,500,000	6,028,495	37,500,000

Basic and diluted net income per Class A ordinary share	$0.01	$0.04	$0.03	$0.20

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,375,000	9,375,000	9,375,000	9,375,000

Basic and diluted net income per Class B ordinary share	$0.01	$0.04	$0.03	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – December 31, 2022	—	$—	9,375,000	$937	$—	$(13,950,496)	$(13,949,559)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,426,033)	(1,426,033)
Net income	—	—	—	—	—	382,104	382,104

Balance – March 31, 2023 (unaudited)	—	—	9,375,000	937	—	(14,994,425)	(14,993,488)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,096,622)	(1,096,622)
Net loss	—	—	—	—	—	(97,302)	(97,302)

Balance – June 30, 2023 (unaudited)	—	—	9,375,000	937	—	(16,188,349)	(16,187,412)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,109,407)	(1,109,407)
Net income	—	—	—	—	—	135,794	135,794

Balance – September 30, 2023 (unaudited)	—	$—	9,375,000	$937	$—	$(17,161,962)	$(17,161,025)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	9,375,000	$937	$—	$(21,848,186)	$(21,847,249)
Net income	—	—	—	—	—	3,519,480	3,519,480

Balance - March 31, 2022 (unaudited)	—	—	9,375,000	937	—	(18,328,706)	(18,327,769)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(199,811)	(199,811)
Net income	—	—	—	—	—	4,200,800	4,200,800

Balance - June 30, 2022 (unaudited)	—	—	9,375,000	937	—	(14,327,717)	(14,326,780)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,199,335)	(1,199,335)
Net income	—	—	—	—	—	1,757,148	1,757,148

Balance - September 30, 2022 (unaudited)	—	$—	9,375,000	$937	$—	$(13,769,904)	$(13,768,967)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEO HOLDINGS CORP. II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$420,596	$9,477,428
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	461	(8,822,917)
Net gain from cash and investments held in Trust Account	(1,472,062)	(1,466,162)
Change in operating assets and liabilities:
Prepaid expenses	(15,408)	301,606
Accounts payable	916,752	250,588
Accounts payable - related party	90,000	50,000
Accrued expenses - related party	59,661	49,172

Net cash used in operating activities	—	(160,285)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(2,160,000)	—
Cash withdrawn from Trust Account in connection with redemptions	334,239,331	—

Net cash provided by investing activities	332,079,331	—

Cash Flows from Financing Activities:
Proceeds from Convertible Extension Note - Related Party	2,160,000	—
Redemption of Ordinary shares	(334,239,331)	—

Net cash used in financing activities	(332,079,331)	—

Net change in cash	—	(160,285)
Cash - beginning of the period	591	160,991

Cash - end of the period	$591	$706

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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from September 1, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Company’s Initial Public Offering, the search for a potential target. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and investments held in the Trust Account (as defined below) from the proceeds derived from the Initial Public Offering.
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
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. As of September 30, 2023, the funds in the Trust are held in a demand deposit account.
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
If the Company is unable to complete a Business Combination by November 12, 2023 (or October 12, 2024 upon the monthly extension payment as described below) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund the Company’s regulatory compliance requirements, and other costs related thereto and/or to pay the Company’s income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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
Liquidity and Going Concern
As of September 30, 2023, the Company had approximately $591 in its operating bank account and working capital deficit of approximately $3.8 million.
The Company’s liquidity needs through Initial Public Offering have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares and the loan of approximately $169,000 from the Sponsor pursuant to the Note (as defined in Note 5). The Company repaid the Note in full on January 19, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 5). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.
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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. An initial Business Combination was not consummated by November 12, 2023 and no monthly extension payment was made, so there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 12, 2023 (or October 12, 2024, upon the monthly extension payment as described below). The condensed consolidated financial statements do not include any adjustment that might be necessar
y due to the mandatory liquidation and subsequent dissolution of the Company.
Terminated Business Combination
On January 12, 2023, the Company, Glimpse Merger Sub, Inc., a Delaware corporation and a wholly owned Subsidiary of the Company (“Merger Sub I”), Glimpse Merger Sub II, LLC, a Delaware limited liability company and a wholly owned Subsidiary of the Company (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), and World View Enterprises Inc., a Delaware corporation (“World View”) entered into an Agreement and Plan of Merger (as amended and restated by that certain Amended and Restated Agreement and Plan of Merger, dated as of September 13, 2023, as amended on October 12, 2023, the “Business Combination Agreement”). For information on the amendments, see “Amendments to Business Combination Agreement” below. World View and the Company are collectively referred to as the “Parties.”

Pursuant to the Agreement, it was anticipated that (a) Merger Sub I would merge with an into World View (the “First Merger”), with World View being the surviving corporation of the First Merger; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, World View would merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving Company”), and as a result of which the Surviving Company will become a wholly owned Subsidiary of the Company.
The Mergers and the other transactions contemplated by the Agreement are hereinafter referred to as the “Terminated Business Combination.”

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the First Merger, each outstanding share of common stock, par value
$0.00001
of World View (the “World View Common Stock”) (including shares of World View Common Stock resulting from the conversion of preferred stock, convertible notes and simple agreements for future equity of World View) would have been converted into the right to receive the number of shares of Company Common Stock equal to Per Share Merger Consideration. The total consideration to be paid at the closing to the selling parties in connection with the Business Combination Agreement would have been approximately
$350,000,000
(subject to certain adjustments as set forth in the Agreement, including with respect to the sponsor promote value, certain transaction
expenses and the cash and debt of World View).
Concurrently with the execution of the Business Combination Agreement, (i) the Company, (ii) the Sponsor, Lori Bush (“Bush”), Mary E. Minnick (“Minnick”), Naveen Agarwal (“Agarwal”), Scott Flanders (“Flanders”), Imran Khan (“Khan”), Scott McNealy (“McNealy”) and Mark Masinter (“Masinter”, and together with Bush, Minnick, Agarwal, Flanders, Khan, McNealy and the Sponsor, the “Sponsor Parties”) and (iii) World View, entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor Parties agreed to (i) vote in favor of the Transaction Proposals (as such term is defined in the Agreement) and the transactions contemplated thereby, (ii) waive the anti-dilution or similar protections with respect to the Class B ordinary shares, par value
$0.0001
per share of the Company held by the Sponsor Parties and (iii) not redeem any of their shares in connection with the vote to approve the Company’s business combination.
On November 12, 2023, the Company determined that it would not be able to consummate a Business Combination within the time period required by the Company’s amended and restated memorandum and articles of association. As such, the Company intends to dissolve and liquidate in accordance with the Company’s amended and restated memorandum and articles of association and determined to redeem all outstanding Class A ordinary shares on or about December 4, 2023 (see “Liquidation, Dissolution and Winding up of the Company and Redemption of Class A Ordinary Shares” below).
On November 20, 2023, the Company and
World
View entered into a termination agreement (the “Termination Agreement”), effective as of such date, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement. The parties determined to terminate the Business Combination Agreement and elected to not consummate the Terminated Business Combination given challenging market conditions.
Pursuant to the Termination Agreement, among other things, each of the Company and World View have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement, the transactions contemplated under the Business Combination Agreement and the termination of the Business Combination Agreement.
Amendments to Business Combination Agreement
On September 13, 2023, the Company, Merger Sub I, Merger Sub II and World View, entered into the Amended and Restated Agreement and Plan of Merger (the “First Amendment”), which amends the previously announced Agreement and Plan of Merger, dated as of January 12, 2023 (the “Prior Agreement”).
Pursuant to the First Amendment, the Company and World View have agreed to, among other things, amend the Prior Agreement to: (a) provide that at or prior to the closing of the business combination (the “Closing”), World View will repay all indebtedness that is not convertible into or exchangeable for shares of World View common stock or other equity securities of World View; (b) add (i) a condition to each Party’s obligations to consummate the business combination that certain approvals from the Committee on Foreign Investment in the United States (“CFIUS”) shall have been obtained and be in full force and effect and (ii) a right of either Party to terminate the Business Combination Agreement if CFIUS notifies the Parties in writing that CFIUS has recommended or intends to recommend in a report that the President prohibit the business combination (a “CFIUS Turndown”); provided, that the right to terminate the Business Combination Agreement as described in this clause (b)(ii) shall not be available to any Party if the CFIUS Turndown is primarily a result of any breach by such Party; (c) add (i) a new definition for “Aggregate Post-Signing Company Convertible Note Merger Consideration,” which means a number of shares of common stock of the Company payable to all holders of Post-Signing Company Convertible Notes pursuant to the Post-Signing Company Convertible Notes, and (ii) a new definition for “Share Merger Consideration” that is substantially identical to the Prior Agreement’s definition of “Merger Consideration,” except that for purposes of the definition, the sum of the Parent Transaction Expenses and the Company Transaction Expenses shall not exceed
$25,000,000; (d) amend (i) the definition of “Closing Cash” to (A) exclude any proceeds related to the Post-Signing Company Convertible Notes and (B) provide that Closing Cash may not be less than $0.00, (ii) the definition of “Closing Indebtedness” to exclude $3,882,210, which is the principal amount associated with the secured promissory note, dated September 13, 2023, by and between World View and Leo Investors II Limited Partnership, (iii) the definition of “Company Convertible Notes” to exclude Post-Signing Company Convertible Notes, (iv) the definition of “Company Fully Diluted Shares” to exclude (A) shares resulting from the conversion of Post-Signing Company Convertible Notes and (B) shares beneficially owned by the independent directors and certain strategic advisors of the Company, and their Affiliates or permitted transferees and assigns (collectively, the “Sponsor Parties”), (v) the definition of “Company Stockholders” to exclude shares beneficially owned by the Sponsor Parties, (vi) the definition of “Indebtedness” to exclude indebtedness from the Company Convertible Notes and Post-Signing Company Convertible Notes, (vii) the definition of “Merger Consideration” to include the Share Merger Consideration and the Aggregate Post-Signing Company Convertible Note Merger Consideration, and (viii) the definition of “Per Share Merger Consideration” to mean the quotient obtained by dividing (A) the Share Merger Consideration by (B) the Company Fully Diluted Shares, rounded down to the nearest whole number.

On October 12, 2023, the Company, Merger Sub I, Merger Sub II and World View, entered into the Second Amendment to the Agreement and Plan of Merger (the “Second Amendment”), which amends the First Amendment solely for the purposes of amending Section 8.1(e) of the First Amendment. Pursuant to the Second Amendment, the Parties agreed to amend the definition of “Outside Date” in the First Amendment to be November 30, 2023.
Extension of Combination Period
On January 9, 2023, the Company held the First Extension Meeting (as defined below) to amend the Company’s amended and restated memorandum and articles of association (the “First Articles Amendment”) to extend the date (the “Termination Date”) by which the Company has to consummate a business combination from January 12, 2023 (the “Original Termination Date”) to April 12, 2023 (the “First Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the First Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until October 12, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of the Company’s initial business combination shall have occurred prior to such date (the “First Extension Amendment Proposal”). The shareholders of the Company approved the First Extension Amendment Proposal at the Extension Meeting and on January 10, 2023, the Company filed the First Articles Amendment with the Registrar of Companies of the Cayman Islands.
As disclosed in the definitive proxy statement filed by the Company with the SEC on December 16, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders of the Company (the “First Extension Meeting”), the Sponsor agreed that if the First Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to the Company as a loan, within five (5) business days of the date of the First Extension Meeting, $720,000 to be deposited into the Trust Account. In addition, in the event the Company does not consummate an initial business combination by the First Articles Extension Date, the Lender will contribute to the Company as a loan up to $1,440,000 in six equal installments to be deposited into the Trust Account for each of six one-month extensions
following the Articles Extension Date.
Accordingly, on January 12, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “First Extension Funding Promissory Note”) to the Sponsor (See Note 5), and the Sponsor funded the initial principal amount of $720,000. On April 12, 2023, May 12, 2023, June 12, 2023, July 12, 2023, August 9, 2023 and September 11, 2023, the Company drew an additional $240,000, for an aggregate of $1,440,000 and deposited it in the Trust Account. The First Extension Funding Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the First Extension Funding Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the First Extension Funding Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the First Extension Funding Promissory Note may could be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company.
In connection with the vote to approve the First Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, par value $0.0001 per share, of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate redemption amount of approximately $334.2 million.
On October 3, 2023, the Company cancelled the First Extension Funding Promissory Note.
On October 12, 2023, the Company held the Second Extension Meeting, to amend the Company’s memorandum and articles of association (the “Second Articles Amendment”) to (i) extend the Termination Date from October 12, 2023 to November 12, 2023 (the “Second Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the Second Articles Extension Date, by resolution of the Company’s board of directors if requested by Leo Investors II Limited Partnership, a Cayman Islands exempted limited partnership, and upon five days’ advance notice prior to the applicable deadlines, until October 12, 2024, or a total of up to twelve months after the Termination Date, unless the closing of an initial business combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule
3a51-1(g)(1)
of the Exchange Act) of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares, irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Second Extension Meeting and on October 12, 2023, the Company filed the Second Articles Amendment with the Registrar of Companies of the Cayman Islands.
As disclosed in the proxy statement relating to the Second Extension Meeting, the Lender agreed that if each of the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal is approved, it will contribute to the Company as a loan, within ten (10) business days of the date of the Second Extension Meeting, with $240,000 to be deposited into the trust account established in connection with our initial public offering. In addition, in the event we do not consummate an initial business combination by November 12, 2023, the Lender will contribute to us as a loan up to $2,640,000 in eleven equal installments to be deposited into the Trust Account for each of eleven one-month
extensions following November 12, 2023.
Accordingly, on October 16, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,880,000 (the “Second Extension Funding Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $240,000. The Second Extension Funding Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination by the extended termination date, the Second Extension Funding Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Second Extension Funding Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Second Extension Funding Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. To date, the Company has borrowed $240,000 under the Second Extension Funding Promissory Note, which funds have been deposited into the Trust Account.

In connection with the vote to approve the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 586,767 Class A Ordinary Shares (12.8% of the Class A Ordinary Shares outstanding prior to the Second Extension Meeting) properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.88 per share, for an aggregate redemption amount of approximately $6,385.788. After giving effect to the Second Articles Amendment Redemptions, there are 3,989,197 Class A Ordinary Shares outstanding.
On November 12, 2023, the Company determined not to extend the Termination Date by another month, and no additional funds were deposited into the Trust Account.
Liquidation, Dissolution and Winding up of the Company and Redemption of Class A Ordinary Shares
As the Company has not consummated an initial business combination by November 12, 2023, pursuant to the Amended and Restated Memorandum and Articles of Association, the Company’s board of directors has determined to (i) cease all operations except for the purpose of winding up; (ii) redeem all outstanding Class A ordinary shares on or about December 4, 2023, at a per-share price of approximately $10.95 per share (the “Per-Share Redemption Amount”), payable in cash, based on the amount in the Trust Account as of November 15, 2023, while retaining $100,000 of the interest earned on the Trust Account to pay dissolution expenses; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the holders of the Company’s Class B ordinary shares and the board of directors, liquidate and dissolve. Following the redemption, the shares of the Class A ordinary shares will no longer be outstanding and the warrants will expire in accordance
with their terms upon our liquidation.
On November 17, 2023, trading of the Public Shares was suspended on the New York Stock Exchange (“NYSE”). We expect that the NYSE will thereafter file with the SEC a Form 25 Notification of Removal from Listing and/or Registration (“Form 25”) to delist and deregister the Public Shares under Section 12(b) of the Exchange Act. As a result, the Public Shares will no longer be listed on the NYSE. The Company thereafter intends to file a Form 15 Certification and Notice of Termination of Registration with the SEC, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated with respect to the Public Shares.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.
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

Investments Held in the Trust Account
The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with FASB Accounting Standard Codification (“ASC”) Topic 320, “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At September 30, 2023, substantially all of the assets held in the Trust Account were held in a demand deposit account held by Continental Stock Transfer & Trust Company. At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which invest primarily in U.S. Treasury securities. The money market funds are presented at fair value within the accompanying consolidated balance sheets, and fair value of the investments in the Trust Account is equal to the amortized cost basis of the money market funds.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating
expenses in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 4,575,964 and 37,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets, respectively.
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
Net Income per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary share. Income and losses are shared pro rata between the two classes of ordinary share. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,041,667 shares of Class A ordinary shares in the aggregate. As of September 30, 2023 and 2022, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$44,541	$91,253	$1,405,718	$351,430
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	4,575,964	9,375,000	37,500,000	9,375,000
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.04	$0.04

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$164,609	$255,987	$7,581,942	$1,895,486
Denominator:
Weighted average ordinary shares outstanding, basic and diluted	6,028,495	9,375,000	37,500,000	9,375,000
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.20	$0.20

Income Taxes
ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to
be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants will expire worthless, as the Company did not complete a business combination within the Combination Period. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
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
On September 5, 2023, (i) the Company, the Sponsor and New Vista Private Capital II, LLC, the (“Consultant”), entered into an agreement for consulting services related to the Merger Agreement dated January 12, 2023 (the “Independent Consultant Agreement”) and (ii) the Consultant, Leo Founders II Limited, an exempted company incorporated in the Cayman Islands (the “Assignor”), Leo Investors GP II Limited, an exempted company incorporated in the Cayman Islands, and the Sponsor, entered into an Assignment Agreement (the “Assignment Agreement”), pursuant to which, (a) the Assignor agreed to contribute an aggregate of $10,025,000 by way of capital contribution to the Sponsor, and (b) in exchange for the completion of the work product described above, and subject to the successful consummation of the business combination, in lieu of the consideration provided for in the term sheet, the Assignor agreed to assign to the Consultant an economic interest equal to twenty percent
(20%)
of the Assignor’s Class B-1 Interests only in the Sponsor (after giving effect to any forfeitures or transfers by the Sponsor to any other persons or entities) (the “Assigned Interest”), upon the terms and subject to the conditions set forth in the Assignment Agreement. As such, upon the consummation of the business combination, following the forfeiture of
4,597,500
Founder Shares immediately prior to the closing of the business combination and assuming there have been no additional forfeitures or transfers by the Sponsor to any other persons or entities, the Consultant will hold an Assigned Interest equivalent to
919,500
shares of the post-business combination company.
The Founder Shares will automatically convert into Class A Ordinary Shares at the time of the business combination on a one-for-one
basis, subject to adjustment as described in the Company’s certificate of incorporation and will be transferred to the Consultant at expiry of the lock-up period.
The assignment of the interest in Founder Shares to the Company’s consultant is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the indirect interest in 919,500 Founder Shares granted to the Company’s consultant was $0 or $0 p
er share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2023, the Company determined that a business combination was not sufficiently certain to be considered probable, and, therefore, no
stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.
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
In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lenders’ discretion, up to
$1.5
million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of
$1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.
On January 12, 2023, in connection with the First Articles Amendment, the Company issued the Extension Funding Promissory Note to the Sponsor for the extension payments and the Sponsor funded the initial principal amount of $720,000. The Extension Funding Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Extension Funding Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Funding Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Extension Funding Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. As of October 3, 2023, in connection with the Secured Notes (as defined below) transaction, the Company’s board cancelled and waived payment of the Extension Funding Promissory Note. As of December 31, 2022, the Company had $0 of borrowings under the Extension Funding Promissory Note.
On October 16, 2023, in connection with the Second Articles Amendment, the Company issued an unsecured promissory note in the total principal amount of up to $2,880,000 (the “Second Extension Funding Promissory Note”) to the Sponsor. The Second Extension Funding Promissory Note does not bear interest and matures upon the Closing. In the event that the Company does not consummate a business combination by the extended termination date, the Second Extension Funding Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. Up to $1,500,000 of the total principal amount of the Second Extension Funding Promissory Note may be converted, in whole or in part, at the option of the Sponsor into warrants of New World View at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company has borrowed $240,000 under the Second Extension Funding Promissory Note, which funds have been deposited into the Trust Account.
Administrative Support Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company commencing with the closing of the Initial Public Offering. Upon completion of the initial
b
usiness
c
ombination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred approximately $30,000 and $90,000 in expenses in connection with such services for the three and nine months ended September 30, 2023, respectively, as reflected in the accompanying condensed consolidated statements of operations. The Company incurred approximately $30,000 and $90,000 in expenses in connection with such services for the three and nine months ended September 30, 2022, respectively, as reflected in the accompanying condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there were $170,000 and $80,000 outstanding, respectively, included in accounts payable—related party in the accompanying condensed consolidated balance sheets.
In addition, the Company will reimburse the Sponsor for any
out-of-pocket
expenses incurred in connection with activities on the Company’s behalf. The Company’s board will review all payments that were made by the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on behalf of the Company. For the three months ended September 30, 2023, and 2022, the Company recorded approximately $2,200 and $0, respectively, in expenses in connection with compliance services with the related party. For the nine months ended September 30, 2023, and 2022, the Company recorded approximately $59,700 and $0, respectively, in expenses in connection with compliance services with the related party. As of September 30, 2023, and December 31, 2022, there were approximately $236,000 and $177,000, respectively, of outstanding accrued expenses—related party, as reflected in the accompanying condensed consolidated balance sheets.
Accounts Payable – Related Party
As of September 30, 2023, and December 31, 2022, $1,201,409 and $363,744, respectively, are payable to an affiliate of the Sponsor for payments made on the Company’s behalf. These amounts are included in the accounts payable, as reflected in the accompanying condensed consolidated balance sheets.
World View Subscription Agreement
On September 13, 2023, World View, as described above, and affiliates of the Sponsor (the “Subscribers”) entered into a subscription agreement, whereby World View issued an aggregate of 32,708,069 shares of World View common stock to the Subscribers, and, subject to the consummation of the business combination, the Sponsor agreed to forfeit for no consideration 4,597,500 Founder Shares immediately prior to the consummation of the transactions contemplated under the Business Combination Agreement, as described in Note 1.

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
45-day
option period.
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $7.5 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $13.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a
b
usiness
c
ombination, subject to the terms of the underwriting agreement.
On January 9, 2023, the Company and Deutsche Bank Securities Inc., one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Deutsche Bank Securities Inc. waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated January 7, 2021, among the Company, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.) in connection with the Terminated Business Combination as described in Note 1. On January 23, 2023, Credit Suisse Securities (USA) LLC also waived its rights to receive such Deferred Discount in connection with the Terminated Business Combination as described in Note 1.
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

Note 7 - Warrants
As of September 30, 2023 and December 31, 2022, the Company had 9,375,000 Public Warrants and 6,666,667 Private Placement Warrants outstanding.
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
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a
b
usiness
c
ombination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a
b
usiness
c
ombination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a
b
usiness
c
ombination on the date of the consummation of a
b
usiness
c
ombination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a
b
usiness
c
ombination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price and the “Redemption of Warrants for Class A ordinary shares” described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “Redemption of Warrants for Class A ordinary shares” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
Note 8 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 4,575,964 and 37,500,000 Class A ordinary shares outstanding, respectively, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2021	$375,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,260,382

Class A ordinary shares subject to possible redemption as of December 31, 2022	380,260,382
Redemptions of Class A ordinary shares	(334,239,331)
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,426,033

Class A ordinary shares subject to possible redemption as of March 31, 2023	47,447,084
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,096,622

Class A ordinary shares subject to possible redemption as of June 30, 2023	48,543,706
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,109,407

Class A ordinary shares subject to possible redemption as of September 30, 2023	$49,653,112
Note 9 - Shareholders’ Deficit
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, and December 31, 2022, there were no Preference Shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023, and December 31, 2022, there were 4,575,964 and 37,500,000 Class A ordinary shares outstanding, respectively, and all of which were subject to possible redemption and included as temporary equity (see Note 8). On January 12, 2023, in connection with the Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, with a par value of $0.0001 per share, elected to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate amount of approximately $334.2 million.
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023, and December 31, 2022, there were 9,375,000 Class B ordinary shares outstanding.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the first business day immediately following the consummation of the initial
b
usiness
c
ombination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of Class A ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial
b
usiness
c
ombination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial
b
usiness
c
ombination and any private placement warrants issued to the Sponsor upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Note 10 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023, and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2023
	Level 1	Level 2	Level 3
Liabilities:
Warrant liabilities—public warrants	$—	$187,500	$—
Warrant liabilities—private placement warrants	$—	$—	$133,795

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3
Assets
Investments held in Trust Account – U.S. Treasury Securities	$380,360,382	$—	$—
Liabilities:
Warrant liabilities—public warrants	$187,500	$—	$—
Warrant liabilities—private placement warrants	$—	$—	$133,334
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement, when the Public Warrants were separately listed and traded in March 2021. Due to the lack of an active market, the estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2023. There were no other transfers during the three and nine months ended September 30, 2023, and 2022.
For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The fair value of the Private Warrants is determined using a Monte-Carlo simulation model. For the three months ended September 30, 2023, and 2022, the Company recognized a decrease/(increase) in the fair value of derivative warrant liabilities of approximately $0 and $802,000, and approximately $(461) and $8.8 million for the nine months ended September 30, 2023, and 2022, respectively, presented on the accompanying condensed statements of operations.
The change in the fair value of the Level 3 derivative warrant liabilities for the three and nine months ended September 30, 2023, and 2022 is summarized as follows:

Warrant liabilities as December 31, 2022	$133,334
Change in fair value of warrant liabilities	(66,667)

Warrant liabilities as March 31, 2023	66,667
Change in fair value of warrant liabilities	67,128

Warrant liabilities as June 30, 2023	133,795
Change in fair value of warrant liabilities	—

Warrant liabilities as September 30, 2023	$133,795

Warrant liabilities as December 31, 2021	$3,866,667
Change in fair value of warrant liabilities	(1,600,000)

Warrant liabilities as March 31, 2022	2,266,667
Change in fair value of warrant liabilities	(1,733,333)

Warrant liabilities as June 30, 2022	533,334
Change in fair value of warrant liabilities	(333,333)

Warrant liabilities as September 30, 2022	$200,000

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	September 30, 2023

Exercise price	$11.50	$11.50
Stock price	$10.09	$10.65
Term (in years)	5.42	5.13
Volatility	4.9%	9.0%
Risk-free interest rate	3.91%	4.04%
Dividend yield	—	—
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
On October 12, 2023, the Company, Merger Sub I, Merger Sub II and World View, entered into the Second Amendment to the Agreement and Plan of Merger (the “Second Amendment”), which amends the previously announced Agreement and Plan of Merger, dated as of January 12, 2023 (as amended and restated on September 13, 2023, the “Prior Agreement”) solely for the purposes of amending Section 8.1(e) of the Prior Agreement. World View and the Company are collectively referred to as the “Parties.” Pursuant to the Second Amendment, the Parties have agreed to amend the definition of “Outside Date” in the Prior Agreement to be November 30, 2023.
On October 12, 2023, the Company held the Second Extension Meeting, to amend the Company’s memorandum and articles of association (the “Second Articles Amendment”) to (i) extend the date (the “Termination Date”) by which the Company has to consummate a business combination from October 12, 2023 (the “Original Termination Date”) to November 12, 2023 (the “Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by Leo Investors II Limited Partnership, a Cayman Islands exempted limited partnership, and upon five days’ advance notice prior to the applicable deadlines, until October 12, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of an initial business combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than
$5,000,001
(the “Redemption Limitation”) in order to allow the Company to redeem public shares, irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extension Meeting and on October 12, 2023, the Company filed the Second Articles Amendment with the Registrar of Companies of the Cayman Islands.
In connection with the vote to approve the Second Articles Amendment, the holders of 586,767 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.88 per share, for an aggregate redemption amount of approximately $6,385,788.
Accordingly, on October 16, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,880,000 (the “Second Extension Funding Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $240,000. The Second Extension Funding Promissory Note does not bear interest and matures upon Closing. In the event that the Company does not consummate a business combination by the extended termination date, the Second Extension Funding Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Second Extension Funding Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Second Extension Funding Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. To date, the Company has borrowed $240,000 under the Second Extension Funding Promissory Note, which funds have been deposited into the Trust Account.
On November 20, 2023, the Company and World View entered into the Termination Agreement, effective as of such date, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement. The parties determined to terminate the Business Combination Agreement and elected to not consummate the Terminated Business Combination given challenging market conditions. Pursuant to the Termination Agreement, among other things, each of the Company and World View have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement, the transactions contemplated under the Business Combination Agreement and the termination of the Business Combination Agreement.
The Company did not consummate an initial business combination by November 12, 2023, as required under the Amended and Restated Memorandum and Articles of Association, and as a result, the Company has determined to redeem all of the issued and outstanding Public Shares on or about December 4, 2023. On November 17, 2023, trading of the Public Shares was suspended on the
NYSE
.

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

If we are unable to complete a business combination by November 12, 2023 (or October 12, 2023 upon the monthly extension payment as described below) (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our regulatory compliance requirements, and other costs related thereto and/or to pay our income taxes, if any, (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Terminated Business Combination

On January 12, 2023, the Company, the Merger Subs, and World View entered into the Business Combination Agreement. For information on the amendments, see “Amendments to Business Combination Agreement” below.

Pursuant to the Agreement, it was anticipated that (a) Merger Sub I would merge with an into World View (the “First Merger”), with World View being the surviving corporation of the First Merger; and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, World View would merge with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II being the surviving company of the Second Merger (Merger Sub II, in its capacity as the surviving company of the Second Merger, the “Surviving Company”), and as a result of which the Surviving Company will become a wholly owned Subsidiary of the Company.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the First Merger, each outstanding share of common stock, par value $0.00001 of World View (the “World View Common Stock”) (including shares of World View Common Stock resulting from the conversion of preferred stock, convertible notes and simple agreements for future equity of World View) would have been converted into the right to receive the number of shares of Company Common Stock equal to Per Share Merger Consideration. The total consideration to be paid at the closing to the selling parties in connection with the Business Combination Agreement would have been approximately $350,000,000 (subject to certain adjustments as set forth in the Agreement, including with respect to the sponsor promote value, certain transaction expenses and the cash and debt of World View).

Concurrently with the execution of the Business Combination Agreement, (i) the Company, (ii) the Sponsor, Lori Bush (“Bush”), Mary E. Minnick (“Minnick”), Naveen Agarwal (“Agarwal”), Scott Flanders (“Flanders”), Imran Khan (“Khan”), Scott McNealy (“McNealy”) and Mark Masinter (“Masinter”, and together with Bush, Minnick, Agarwal, Flanders, Khan, McNealy and the Sponsor, the “Sponsor Parties”) and (iii) World View, entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which, among other things, the Sponsor Parties agreed to (i) vote in favor of the Transaction Proposals (as such term is defined in the Agreement) and the transactions contemplated thereby, (ii) waive the anti-dilution or similar protections with respect to the Class B ordinary shares, par value $0.0001 per share of the Company held by the Sponsor Parties and (iii) not redeem any of their shares in connection with the vote to approve the Company’s business combination.

On November 12, 2023, the Company determined that it would not be able to consummate a Business Combination within the time period required by the Company’s amended and restated memorandum and articles of association. As such, the Company intends to dissolve and liquidate in accordance with the Company’s amended and restated memorandum and articles of association and determined to redeem all outstanding Class A ordinary shares on or about December 4, 2023 (see “Liquidation, Dissolution and Winding up of the Company and Redemption of Class A Ordinary Shares” below).

On November 20, 2023, the Company and World View entered into the Termination Agreement, effective as of such date, pursuant to which the parties agreed to mutually terminate the Business Combination Agreement. The parties determined to terminate the Business Combination Agreement and elected to not consummate the Terminated Business Combination given challenging market conditions.

Pursuant to the Termination Agreement, among other things, each of the Company and World View have also agreed on behalf of themselves and their respective related parties, to a release of claims relating to the Business Combination Agreement, the transactions contemplated under the Business Combination Agreement and the termination of the Business Combination Agreement.

Amendments to Business Combination Agreement

On September 13, 2023, the Company, Merger Sub I, Merger Sub II and World View, entered into the First Amendment, which amends the Prior Agreement.

Pursuant to the First Amendment, the Company and World View have agreed to, among other things, amend the Prior Agreement to: (a) provide that at Closing, World View will repay all indebtedness that is not convertible into or exchangeable for shares of World View common stock or other equity securities of World View; (b) add (i) a condition to each Party’s obligations to consummate the business combination that certain approvals from the CFIUS shall have been obtained and be in full force and effect and (ii) a right of either Party to terminate the Business Combination Agreement if a CFIUS Turndown occurs; provided, that the right to terminate the Business Combination Agreement as described in this clause (b)(ii) shall not be available to any Party if the CFIUS Turndown is primarily a result of any breach by such Party; (c) add (i) a new definition for “Aggregate Post-Signing Company Convertible Note Merger Consideration,” which means a number of shares of common stock of the Company payable to all holders of Post-Signing Company Convertible Notes pursuant to the Post-Signing Company Convertible Notes, and (ii) a new definition for “Share Merger Consideration” that is substantially identical to the Prior Agreement’s definition of “Merger Consideration,” except that for purposes of the definition, the sum of the Parent Transaction Expenses and the Company Transaction Expenses shall not exceed $25,000,000; (d) amend (i) the definition of “Closing Cash” to (A) exclude any proceeds related to the Post-Signing Company Convertible Notes and (B) provide that Closing Cash may not be less than $0.00, (ii) the definition of “Closing Indebtedness” to exclude $3,882,210, which is the principal amount associated with the secured promissory note, dated September 13, 2023, by and between World View and Leo Investors II Limited Partnership, (iii) the definition of “Company Convertible Notes” to exclude Post-Signing Company Convertible Notes, (iv) the definition of “Company Fully Diluted Shares” to exclude (A) shares resulting from the conversion of Post-Signing Company Convertible Notes and (B) shares beneficially owned by the independent directors and certain strategic advisors of the Company, and their Affiliates or permitted transferees and assigns (collectively, the “Sponsor Parties”), (v) the definition of “Company Stockholders” to exclude shares beneficially owned by the Sponsor Parties, (vi) the definition of “Indebtedness” to exclude indebtedness from the Company Convertible Notes and Post-Signing Company Convertible Notes, (vii) the definition of “Merger Consideration” to include the Share Merger Consideration and the Aggregate Post-Signing Company Convertible Note Merger Consideration, and (viii) the definition of “Per Share Merger Consideration” to mean the quotient obtained by dividing (A) the Share Merger Consideration by (B) the Company Fully Diluted Shares, rounded down to the nearest whole number.

On October 12, 2023, the Company, Merger Sub I, Merger Sub II and World View, entered into the Second Amendment, which amends the First Amendment solely for the purposes of amending Section 8.1(e) of the First Amendment. Pursuant to the Second Amendment, the Parties agreed to amend the definition of “Outside Date” in the First Amendment to be November 30, 2023.

Extension of Combination Period

On January 9, 2023, we held the First Extension Meeting to amend our amended and restated memorandum and articles of association (the “First Articles Amendment”) to extend the date (the “Termination Date”) by which we have to consummate a business combination from January 12, 2023 (the “Original Termination Date”) to April 12, 2023 (the “First Articles Extension Date”) and to allow us, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Articles Extension Date, by resolution of the Company’s board of directors if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date, until October 12, 2023, or a total of up to nine months after the Original Termination Date, unless the closing of our initial business combination shall have occurred prior to such date (the “First Extension Amendment Proposal”). Our shareholders approved the First Extension Amendment Proposal at the Extension Meeting and on January 10, 2023, we filed the First Articles Amendment with the Registrar of Companies of the Cayman Islands.

As disclosed in the definitive proxy statement filed by us with the SEC on December 16, 2022 (the “Proxy Statement”), relating to the extraordinary general meeting of shareholders (the “Extension Meeting”), the Sponsor agreed that if the First Extension Amendment Proposal is approved, it or one or more of its affiliates, members or third-party designees (the “Lender”) will contribute to us as a loan, within five (5) business days of the date of the Extension Meeting, $720,000 to be deposited into the trust account established in connection with our initial public offering. In addition, in the event we do not consummate an initial business combination by the First Articles Extension Date, the Lender will contribute to us as a loan up to $1,440,000 in six equal installments to be deposited into the Trust Account for each of six one-month extensions following the First Articles Extension Date.

On January 12, 2023, we issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Extension Funding Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $720,000. The Extension Funding Promissory Note does not bear interest and matures upon closing of our initial business combination. In the event that we do not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Extension Funding Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Extension Funding Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of us at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of us. As of September 30, 2022, an aggregate of $1,440,000 has been drawn down on the Promissory Note and deposited into the Trust Account to cover the extension through July 12, 2023. On July 12, 2023 and August 9, 2023, the Company drew an additional $240,000, for an aggregate of $480,000, under the Extension Funding Promissory Note and deposited it into the Trust Account to cover the extension through September 12, 2023.

In connection with the vote to approve the First Extension Amendment Proposal, the holders of 32,924,036 Class A ordinary shares, par value $0.0001 per share, of us properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.15 per share, for an aggregate redemption amount of approximately $334.2 million.

On October 3, 2023, the Company cancelled the Extension Funding Promissory Note.

On October 12, 2023, the Company held the Second Extension Meeting, to amend the Company’s memorandum and articles of association (the “Second Articles Amendment”) to (i) extend Termination Date from October 12, 2023 to November 12, 2023 (the “Second Articles Extension Date”) and to allow the Company, without another shareholder vote, to elect to extend the Termination Date to consummate a business combination on a monthly basis for up to eleven times by an additional one month each time after the Second Articles Extension Date, by resolution of the Company’s board of directors if requested by Leo Investors II Limited Partnership, a Cayman Islands exempted limited partnership, and upon five days’ advance notice prior to the applicable deadlines, until October 12, 2024, or a total of up to twelve months after the Original Termination Date, unless the closing of an initial business combination shall have occurred prior thereto (the “Second Extension Amendment Proposal”) and (ii) remove the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act, of less than $5,000,001 (the “Redemption Limitation”) in order to allow the Company to redeem public shares, irrespective of whether such redemption would exceed the Redemption Limitation (the “Redemption Limitation Amendment Proposal”). The shareholders of the Company approved the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Second Extension Meeting and on October 12, 2023, the Company filed the Second Articles Amendment with the Registrar of Companies of the Cayman Islands. As disclosed in the proxy statement relating to the Second Extension Meeting, the Lender agreed that if each of the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal is approved, it will contribute to the Company as a loan, within ten (10) business days of the date of the Second Extension Meeting, with $240,000 to be deposited into the trust account established in connection with our initial public offering. In addition, in the event we do not consummate an initial business combination by November 12, 2023, the Lender will contribute to us as a loan up to $2,640,000 in eleven equal installments to be deposited into the Trust Account for each of eleven one-month extensions following November 12, 2023.

Accordingly, on October 16, 2023, the Company issued a second extension funding unsecured promissory note in the total principal amount of up to $2,880,000 (the “Second Extension Funding Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $240,000. The Second Extension Funding Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Second Extension Funding Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Second Extension Funding Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Second Extension Funding Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. To date, the Company has borrowed $240,000 under the Second Extension Funding Promissory Note, which funds have been deposited into the Trust Account.

In connection with the vote to approve the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 586,767 Class A Ordinary Shares (12.8% of the Class A Ordinary Shares outstanding prior to the Second Extension Meeting) properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.88 per share, for an aggregate redemption amount of approximately $6,385.788. After giving effect to the Second Articles Amendment Redemptions, there are 3,989,197 Class A Ordinary Shares outstanding.

On November 12, 2023, the Company determined not to extend the Termination Date by another month, and no additional funds were deposited into the Trust Account.

Liquidation, Dissolution and Winding up of the Company and Redemption of Class A Ordinary Shares

As the Company has not consummated an initial business combination by November 12, 2023, pursuant to the Amended and Restated Memorandum and Articles of Association, the Company’s board of directors has determined to (i) cease all operations except for the purpose of winding up; (ii) redeem all outstanding Class A ordinary shares on or about December 4, 2023, at the Per-Share Redemption Amount, payable in cash, based on the amount in the Trust Account as of November 15, 2023, while retaining $100,000 of the interest earned on the Trust Account to pay dissolution expenses; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the holders of the Company’s Class B ordinary shares and the board of directors, liquidate and dissolve. Following the redemption, the shares of the Class A ordinary shares will no longer be outstanding and the warrants will expire in accordance with their terms upon our liquidation.

On November 17, 2023, trading of the Public Shares was suspended on the NYSE. We expect that the NYSE will thereafter file with the SEC a Form 25 to delist and deregister the Public Shares under Section 12(b) of the Exchange Act. As a result, the Public Shares will no longer be listed on the NYSE. The Company thereafter intends to file a Form 15 Certification and Notice of Termination of Registration with the SEC, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be terminated with respect to the Public Shares.

Liquidity and Going Concern

As of September 30, 2023, we had approximately $591 in our operating account and working capital deficit of approximately $3.8 million.

Our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover certain of our expenses in exchange for the issuance of the Founder Shares, a loan of approximately $169,000 from our Sponsor pursuant to a promissory note. We repaid the promissory note in full on January 19, 2021. Subsequent from the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loan. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

We may need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Based upon the analysis above, management has determined that the above conditions indicate that it may be probable that we would not be able to meet its obligations within one year after the date that the unaudited condensed consolidated financial statements are available to be issued. In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. An initial business combination was not consummated by November 12, 2023, so there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 12, 2023 (or October 12, 2024 upon the monthly extension payment as described in Note 1). The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary due to the mandatory liquidation and subsequent dissolution of the Company.

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

Results of Operations

Our entire activity since inception up to September 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the closing of the Initial Public Offering, the search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended September 30, 2023, we had net income of approximately $136,000, which consisted of approximately $389,000 of net gain on the cash and investments held in the Trust Account, partially offset by approximately $224,000 general and administrative expenses and $30,000 in related party general and administrative expenses.

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

For the nine months ended September 30, 2023, we had net income of approximately $421,000, which consisted of approximately $1.5 million of net gain on the cash and investments held in the Trust Account, partially offset by a loss of $461 in change in the fair value of warrant liabilities, approximately $961,000 general and administrative expenses and $90,000 in related party general and administrative expenses.

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

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a business combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, we had no borrowings under the Working Capital Loans.

On January 12, 2023, the Company issued an unsecured promissory note in the total principal amount of up to $2,160,000 (the “Promissory Note”) to the Sponsor and the Sponsor funded the initial principal amount of $720,000. The Promissory Note does not bear interest and matures upon closing of the Company’s initial business combination. In the event that the Company does not consummate a business combination, the Promissory Note will be repaid only from amounts remaining outside of the Trust Account, if any. The proceeds of the Promissory Note will be deposited in the Trust Account. Up to $1,500,000 of the total principal amount of the Promissory Note may be converted, in whole or in part, at the option of the Lender into warrants of the Company at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the initial public offering of the Company. The Company determined that the fair value of the Convertible Promissory Note was par value. As of September 30, 2023 and December 31, 2022, the Company had $2,160,000 and $0, respectively, borrowings under the Promissory Note.

Accounts Payable – Related Party

As of September 30, 2023, and December 31, 2022, $1,201,409 and $363,744, respectively, are payable to an affiliate of the Sponsor for payments made on the Company’s behalf. These amounts are included in the accounts payable, as reflected in the accompanying condensed consolidated balance sheets.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us commencing with the closing of the Initial Public Offering. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. We incurred approximately $30,000 and $90,000 in expenses in connection with such services during the three and nine months ended September 30, 2023, and approximately $30,000 and $90,000 during the three and nine months ended September 30, 2022, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, there were $170,000 and $80,000 outstanding included in accounts payable—related party in the accompanying unaudited condensed consolidated balance sheets.

In addition, the Company will reimburse the Sponsor for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf. The Company’s board will review all payments that were made by the Sponsor, officers, directors of the Company or their affiliates and will determine which expenses will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on behalf of the Company. For the three months ended September 30, 2023, and 2022, the Company recorded approximately $2,200 and $0, respectively, in expenses in connection with compliance services with the related party. For the nine months ended September 30, 2023, and 2022, the Company recorded approximately $59,700 and $0, respectively, in expenses in connection with compliance services with the related party. As of September 30, 2023, and December 31, 2022, there were approximately $236,000 and $177,000, respectively, of outstanding accrued expenses - related party, as reflected in the accompanying condensed consolidated balance sheets.

World View Subscription Agreement

On September 13, 2023, World View, as described above, and affiliates of the Sponsor (the “Subscribers”) entered into a subscription agreement, whereby World View issued an aggregate of 32,708,069 shares of World View common stock to the Subscribers, and, subject to the consummation of the business combination, the Sponsor agreed to forfeit for no consideration 4,597,500 Founder Shares immediately prior to the consummation of the transactions contemplated under the Business Combination Agreement, as described above.

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

On January 9, 2023, the Company and Deutsche Bank Securities Inc., one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Deutsche Bank Securities Inc. waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated January 7, 2021, among the Company, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc.) in connection with the Terminated Business Combination as described above. On January 23, 2023, Credit Suisse Securities (USA) LLC also waived its rights to receive such Deferred Discount in connection with the Terminated Business Combination as described above.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Agreement and Plan of Merger, dated as of September 13, 2023, by and among Leo Holdings Corp. II, Glimpse Merger Sub, Inc., Glimpse Merger Sub II, LLC and World View Enterprises Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on September 19, 2023).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 21, 2023	LEO HOLDINGS CORP. II

	By:	/s/ Lyndon Lea
	Name:	Lyndon Lea
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: November 21, 2023

	By:	/s/ Robert Darwent
	Name:	Robert Darwent
	Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)